Form 10-Q
period 1994-06-30
SHOPCO LAUREL CENTRE L P & CONSOLIDATED PARTNERSHIP
filed 1994-08-12
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 1-9419


            SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




        Delaware                                             13-3392074
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                          identification No.)

3 World Financial Center, 29th Floor, New York, NY             10285
(Address of principal executive offices)                     (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No




                          CONSOLIDATED BALANCE SHEETS


                                                    June 30,      December 31,
                                                       1994              1993
Assets

Real estate, at cost:
  Land                                         $  5,304,011      $  5,304,011
  Building                                       59,985,674        59,983,624
  Improvements                                    2,865,613         2,818,627
                                                 ----------        ----------
                                                 68,155,298        68,106,262

Less accumulated depreciation
 and amortization                               (11,253,815)      (10,346,073)
                                                 ----------        ----------
                                                 56,901,483        57,760,189

Cash                                              9,583,338         7,685,010
Accounts receivable, net of allowance
 of $204,944 in 1994 and $121,721 in 1993           527,194           580,407
Deferred charges and organization costs, net of
 accumulated amortization of $375,454 in 1994
 and $353,068 in 1993                               129,997           135,301
Prepaid expenses and other assets                         0           527,922
                                                 ----------        ----------
       Total Assets                           $  67,142,012     $  66,688,829
                                                 ==========        ==========

Liabilities, Minority Interest and
Partners' Capital

Liabilities:
  Accounts payable and accrued expenses       $     125,078     $     283,561
  Zero coupon first mortgage note payable        46,102,339        43,868,206
  Second mortgage note payable                    2,000,000         2,000,000
  Second mortgage note accrued interest payable      19,167            19,167
  Due to affiliates                                   7,125             9,825
  Security deposits payable                          12,133            12,133
  Deferred income                                   721,116           788,766
  Distributions payable                             588,384           588,384
                                                 ----------        ----------
        Total Liabilities                        49,575,342        47,570,042

Minority interest                                  (497,692)         (471,106)

Partners' Capital:
  General Partner                                   957,297           972,553
  Limited Partners
  (4,660,000 limited partnership units
  authorized, issued and outstanding)            17,107,065        18,617,340
                                                 ----------        ----------
       Total Partners' Capital                   18,064,362        19,589,893
                                                 ----------        ----------
       Total Liabilities, Minority Interest
       and Partners' Capital                 $   67,142,012    $   66,688,829
                                                 ==========        ==========




                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three months ended     Six months ended
                                        June 30,               June 30,
                                    1994       1993       1994        1993
Income

Rental income                  $ 1,308,585 $ 1,295,464 $ 2,642,661 $ 2,501,594
Escalation income                1,197,970   1,259,833   2,509,618   2,405,886
Miscellaneous income                54,261      87,548     132,467     152,513
Interest income                     49,617      37,500     101,597      67,774
                                 ---------   ---------   ---------   ---------
     Total Income                2,610,433   2,680,345   5,386,343   5,127,767

Expenses

Interest expense                 1,196,270   1,088,433   2,349,133   2,137,569
Property operating expenses        968,288     811,586   1,837,393   1,541,378
Depreciation and amortization      465,821     457,749     932,435     914,686
Real estate taxes                  261,344     264,002     522,688     528,003
General and administrative          56,006      41,249      96,027      90,443
                                 ---------   ---------   ---------   ---------
     Total Expenses              2,947,729   2,663,019   5,737,676   5,212,079

Income (loss) before minority
 interest                         (337,296)     17,326    (351,333)    (84,312)
Minority interest                    3,068        (601)      2,570         (64)
                                   -------      ------     -------      ------
      Net Income (Loss)        $  (334,228) $   16,725 $  (348,763) $  (84,376)
                                   =======      ======     =======      ======

Net Income (Loss) Allocated:

To the General Partner         $    (3,342) $      167 $    (3,488) $     (844)
To the Limited Partners           (330,886)     16,558    (345,275)    (83,532)
                                   -------      ------     -------      ------
                               $  (334,228) $   16,725 $  (348,763) $  (84,376)
                                   =======      ======     =======      ======
Per limited partnership unit
 (4,660,000 outstanding)             $(.07)      $(.00)      $(.07)      $(.02)




                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 1994

                                        Limited      General        Total
                                       Partners'   Partner's     Partners'
                                        Capital      Capital      Capital

Balance at December 31, 1993     $   18,617,340  $   972,553  $  19,589,893
Net loss                               (345,275)      (3,488)      (348,763)
Distributions                        (1,165,000)     (11,768)    (1,176,768)
                                      ---------       ------      ---------
Balance at June 30, 1994         $   17,107,065  $   957,297  $  18,064,362
                                     ==========      =======     ==========



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1994 and 1993

                                                        1994            1993
Cash Flows from Operating Activities:

Net loss                                        $    (348,763)   $    (84,376)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation and amortization                       932,435         914,686
  Increase in interest on zero coupon
   mortgage payable                                 2,234,133       2,022,569
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Accounts receivable                               53,213         (31,314)
     Deferred charges                                 (17,082)         (4,125)
     Prepaid expenses and other assets                527,922         529,988
     Accounts payable and accrued expenses           (158,483)       (107,245)
     Due to affiliates                                 (2,700)          1,800
     Security deposits payable                              0           2,500
     Deferred income                                  (67,650)        (83,096)
     Minority interest                                (26,586)        (28,033)
                                                    ---------       ---------
Net cash provided by operating activities           3,126,439       3,133,354

Cash Flows from Investing Activities:

  Real estate additions and improvements              (51,343)       (167,401)
  Cash held in escrow                                       0          67,347
                                                       ------         -------
Net cash used for investing activities                (51,343)       (100,054)

Cash Flows from Financing Activities:

  Cash distributions                               (1,176,768)     (1,176,768)
                                                    ---------       ---------
Net cash used for financing activities             (1,176,768)     (1,176,768)

Net increase in cash                                1,898,328       1,856,532
Cash at beginning of period                         7,685,010       4,761,412
                                                    ---------       ---------
Cash at end of period                            $  9,583,338  $    6,617,944
                                                    =========       =========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest         $    115,000  $      115,000





                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital, and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part l, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At June 30, 1994, the Partnership had cash totalling $9,583,338 which represents a $1,898,328 increase from the December 31, 1993 balance of $7,685,010. The increase is primarily a result of cash provided by operating activities which exceeded cash distributions to limited partners and expenditures for property improvements. On or about August 15, 1994, the Partnership will pay a second quarter cash distribution of $.125 per Unit. Based upon the General Partner's current assessment of the Partnership's needs in the near term, the General Partner expects to continue to build cash reserves; however, cash distribution levels are reviewed by the General Partner on a quarterly basis.

Due to the current limited availability of financing for real estate projects and substantially more stringent underwriting criteria being applied when financing is available, a primary focus of the Partnership is its efforts to address current and future capital requirements. The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. During 1993, Kemper sold its participating interest in the loans to CBA Conduit, Inc., which placed the loans into a pool of mortgages to be held by a real estate mortgage investment conduit. Although the terms of these loans have not changed, this sale may adversely affect the Partnership's ability to refinance the loans at maturity. The ability of the Partnership to obtain refinancing of its current mortgages in whole or in part, or, as an alternative, to find a purchaser for the Mall, may a lso be affected by general economic conditions.

Additionally, the General Partner will focus on strategies intended to maintain the long-term viability of the center's anchor tenant mix. While the center's anchor tenant stores continue to register respectable sales performances, their operating covenants begin to expire in 1994, although their lease agreements do not begin to expire until 2009. Thereafter, the Partnership's ability to retain these tenants at the center may depend upon continued efforts to upgrade the Mall to ensure that anchor tenant sales levels do not diminish.

Prepaid expenses and other assets decreased from $527,922 at December 31, 1993 to $0 at June 30, 1994 due to the recognition of real estate tax expense for the period ended June 30, 1994 which was prepaid at December 31, 1993.

Accounts payable and accrued expenses decreased from $283,561 at December 31, 1993 to $125,078 at June 30, 1994. The decrease primarily reflects the payment of legal and utility expenses which were accrued as of year-end 1993. The decrease also reflects differences in the accrual of certain partnership annual expenses between 1994 and 1993.

The zero coupon first mortgage note payable increased $2,234,133 from December 31, 1993 to $46,102,339 at June 30, 1994, due to the accrual of interest on the Zero Coupon Loan.

Results of Operations
- - ---------------------
Net cash flow from operating activities totaled $3,126,439 for the six months ended June 30, 1994, largely unchanged from $3,133,354 for the comparable period in 1993.

For the three and six months ended June 30, 1994, the Partnership reported a net loss of $334,228 and $348,763, respectively, compared with net income of $16,725 and net loss of $84,376 for the three and six months ended June 30, 1993. The increased net loss in 1994 is primarily the result of increases in interest and property operating expenses.

Rental income totalled $1,308,585 and $2,642,661, respectively, for the three and six months ended June 30, 1994 as compared to $1,295,464 and $2,501,594, respectively, for the three and six months ended June 30, 1993. The increases are primarily attributable to an increase in base rents due to a change in tenant mix and the absence of free rent concessions which existed for certain tenants in 1993. Escalation income for the three and six months ended June 30, 1994 totalled $1,197,970 and $2,509,618 respectively, as compared with $1,259,833 and $2,405,886 for the comparable periods in 1993. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. The increase for the six month period is primarily due to an increase in property operating costs and temporary tenant HVAC income.

Total expenses for the three and six months ended June 30, 1994 were $2,947,729 and $5,737,676, respectively, as compared to $2,663,019 and $5,212,079 for the corresponding periods in 1993. The increase is primarily due to higher interest and property operating expense. Interest expense increased for both the three and six month periods, reflecting the compounding of interest on the Zero Coupon Loan. Property operating expense also increased for both the three and six month periods due primarily to increases in snow removal costs, association and professional fees and reserves for receivables from three former tenants deemed uncollectible.

Mall tenant sales (exclusive of anchor tenants) for the five months ended May 31, 1994 were $21,396,000, largely unchanged from $21,561,000 in the comparable period in 1993. Sales for mature tenants (exclusive of anchor tenants) who operated at the Mall for each of the last two years were $19,830,000, down 2% from 1993 levels. The General Partner attributes the decrease to a decline in occupancy at the Mall and a nationwide decline in consumer spending on softgoods, particularly apparel,a trend experienced by retailers across the country. At June 30, 1994 and 1993, the Mall was 95.2% and 94.1% occupied, respectively, exclusive of anchor tenants.



                           PART II OTHER INFORMATION


Items 1-4       Not applicable

Item 5		Other Information

                Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6		Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SHOPCO LAUREL CENTRE, L.P.

				BY:	LAUREL CENTRE INC.
					General Partner



Date: August 12, 1994
                                        BY:     /S/ Paul L. Abbott
                                                -------------------------
                                        Name:   Paul L. Abbott
                                        Title:  Director, President, and
					      	Chief Executive Officer


Date: August 12, 1994
                                        BY:     /S/ Robert J. Hellman
                                                -------------------------
					Name:	Robert J. Hellman
					Title:	Director, Vice President and
						Chief Financial Officer