Form 10-Q
period 1994-09-30
SHOPCO LAUREL CENTRE L P & CONSOLIDATED PARTNERSHIP
filed 1994-11-14
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994



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





                          Consolidated Balance Sheets


                                                September 30,    December 31,
                                                     1994            1993
Assets

Real estate, at cost:
   Land                                        $   5,304,011  $    5,304,011
   Building                                       59,985,674      59,983,624
   Improvements                                    3,019,559       2,818,627
                                                   ---------       ---------
                                                  68,309,244      68,106,262
Less accumulated depreciation
and amortization                                 (11,710,676)    (10,346,073)
                                                  ----------      ----------
                                                  56,598,568      57,760,189

Cash                                               9,442,157       7,685,010
Accounts receivable, net of
  allowance of $281,182 in 1994 and
  $121,721 in 1993                                   657,065         580,407
Deferred charges, net of accumulated
  amortization of $386,972 in 1994 and
  $353,068 in 1993                                   145,735         135,301
Prepaid expenses and other assets                    768,837         527,922
                                                   ---------        --------
        Total Assets                           $  67,612,362  $   66,688,829
                                                  ==========      ==========

Liabilities, Minority Interest and
  Partners' Capital

Liabilities:
  Accounts payable and accrued expenses        $     140,155  $      283,561
  Zero coupon first mortgage note payable         47,259,856      43,868,206
  Second mortgage note payable                     2,000,000       2,000,000
  Second mortgage note accrued interest payable       19,167          19,167
  Due to affiliates                                    7,697           9,825
  Security deposits payable                           12,133          12,133
  Deferred income                                    823,147         788,766
  Distributions payable                              588,384         588,384
                                                    --------        --------
        Total Liabilities                         50,850,539      47,570,042

Minority interest                                   (511,350)       (471,106)

Partners' Capital:
  General Partner                                    949,385         972,553
  Limited Partners (4,660,000 limited
    partnership units authorized,
    issued and outstanding)                       16,323,788      18,617,340
                                                  ----------      ----------
        Total Partners' Capital                   17,273,173      19,589,893

        Total Liabilities, Minority Interest
          and Partners' Capital               $   67,612,362  $   66,688,829
                                                  ==========      ==========




                     Consolidated Statements of Operations

                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                   1994        1993        1994        1993
Income

Rental income                $ 1,353,885  $ 1,275,786  $ 3,996,546  $ 3,777,380
Escalation income              1,307,454    1,178,996    3,817,072    3,584,882
Miscellaneous income              99,101       73,237      231,568      225,750
Interest income                   79,261       53,085      180,858      120,859
                                --------    ---------    ---------    ---------
   Total Income                2,839,701    2,581,104    8,226,044    7,708,871

Expenses

Interest expense               1,217,970    1,105,405    3,567,103    3,242,974
Property operating expenses    1,061,893      944,935    2,899,286    2,486,313
Depreciation and amortization    468,379      459,375    1,400,814    1,374,061
Real estate taxes                255,984      261,344      778,672      789,347
General and administrative        39,929       56,819      135,956      147,262
                                --------     --------    ---------    ---------
   Total Expenses              3,044,155    2,827,878    8,781,831    8,039,957

Loss before minority interest   (204,454)    (246,774)    (555,787)    (331,086)
Minority interest                  1,649        1,976        4,219        1,912
                                --------     --------     --------     --------
        Net Loss             $  (202,805) $  (244,798) $  (551,568) $  (329,174)
                                 =======      =======      =======      =======
Net Loss Allocated:

To the General Partner       $    (2,028) $    (2,448) $    (5,516) $    (3,292)
To the Limited Partners         (200,777)    (242,350)    (546,052)    (325,882)
                                 -------      -------      -------      -------
                             $  (202,805) $  (244,798) $  (551,568) $  (329,174)
                                 =======      =======      =======      =======
Per limited partnership unit
  (4,660,000 outstanding)         $ (.05)      $ (.05)      $ (.12)      $ (.07)






                  Consolidated Statement of Partners' Capital
                  For the nine months ended September 30, 1994

                                            Limited      General       Total
                                            Partners'    Partner's     Partners'
                                            Capital      Capital       Capital

Balance at December 31, 1993            $ 18,617,340  $   972,553  $ 19,589,893
Net loss                                    (546,052)      (5,516)     (551,568)
Distributions                             (1,747,500)     (17,652)   (1,765,152)
                                           ---------     --------     ---------
Balance at September 30, 1994           $ 16,323,788  $   949,385  $ 17,273,173
                                          ==========     ========    ==========




                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1994 and 1993

                                                       1994             1993
Cash Flows from Operating Activities:

Net loss                                       $     (551,568)   $    (329,174)
Adjustments to reconcile net loss to
net cash provided by operating activities:
  Depreciation and amortization                     1,400,814        1,374,061
  Increase in interest on zero coupon
    mortgage payable                                3,391,650        3,070,474
  Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
       Accounts receivable                            (76,658)        (112,322)
       Deferred charges                               (44,338)         (17,428)
       Prepaid expenses and other assets             (240,915)        (267,582)
       Accounts payable and accrued expenses         (143,406)          35,206
       Due to affiliates                               (2,128)           2,536
       Security deposits payable                            0            2,500
       Deferred income                                 34,381           68,518
       Minority interest                              (40,244)         (42,017)
                                                    ---------        ---------
Net cash provided by operating activities           3,727,588        3,784,772
                                                    ---------        ---------
Cash Flows from Investing Activities:

  Additions to real estate                           (205,289)        (293,186)
  Cash held in escrow                                       0           69,074
                                                      -------         --------
Net cash used for investing activities               (205,289)        (224,112)

Cash Flows from Financing Activities:

  Cash distributions paid                          (1,765,152)      (1,765,152)
                                                    ---------        ---------
Net cash used for financing activities             (1,765,152)      (1,765,152)
                                                    ---------        ---------
Net increase in cash                                1,757,147        1,795,508
Cash at beginning of period                         7,685,010        4,761,412
                                                    ---------        ---------
Cash at end of period                            $  9,442,157  $     6,556,920
                                                    =========        =========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest       $    175,453  $       172,500





                 Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital, and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).





                                PART l, Item 2.

          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At September 30, 1994, the Partnership had cash totalling $9,442,157 which represents a $1,757,147 increase from the December 31, 1993 balance of $7,685,010. The increase is primarily a result of cash provided by operating activities which exceeded cash distributions to limited partners and expenditures for property improvements. On or about November 15, 1994, the Partnership will pay a third quarter cash distribution of $.125 per Unit. Based upon the General Partner's current assessment of the Partnership's needs in the near term, the General Partner expects to continue to build cash reserves; however, cash distribution levels are reviewed by the General Partner on a quarterly basis.

Due to the current limited availability of financing for real estate projects and substantially more stringent underwriting criteria being applied when financing is available, a primary focus of the Partnership will be its efforts to address its current and future capital requirements. The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. During 1993, Kemper sold its participating interest in the loans to CBA Conduit, Inc., which placed the loans into a pool of mortgages to be held by a real estate mortgage investment conduit. Although the terms of these loans have not changed, this sale may affect the Partnership's ability to refinance the loans at maturity. The ability of the Partnership to obtain refinancing of its current mortgages in whole or in part, or, as an alternative, to find a purchaser for the Mall, may al so be affected by general economic conditions.

J.C. Penney's operating covenant expired on October 10, 1994 and has not been renewed. The operating covenants of Hecht's and Montgomery Ward, the Mall's
other anchor tenants, are scheduled to expire by 1996.   Although all three
stores remain liable for all payments under their respective lease agreements, which do not begin to expire until 2009, the expiration of their operating covenants allows them to sublet the premises or assign their lease. To date, none of the three tenants has given any indication that it intends to leave the Mall. While the center's anchor tenant stores continue to register respectable sales performances, the Partnership's ability to retain them at the center may depend upon continued efforts to upgrade the Mall to ensure that anchor tenant sales levels do not diminish. Accordingly, the General Partner has pursued, and will continue to pursue, leasing and capital expenditure strategies intended to maintain the long-term viability of the center's anchor tenant mix.

At September 30, 1994, the accounts receivable balance, net of allowance for doubtful accounts, was $657,065 compared to $580,407 at December 31, 1993. The increase is primarily due to the increase in rental receivables offset by the timing of payments received from tenants for percentage rent and common area maintenance, as well as an increase in allowance for bad debt associated with three former tenants.

Prepaid expenses and other assets increased $240,915 from $527,922 at December 31, 1993 to $768,837 at September 30, 1994 due to the payment of real estate taxes for the year ended June 30, 1995. At September 30, 1994 accounts payable and accrued expenses totalled $140,155 compared to $283,561 at December 31, 1993. The decrease is primarily due to a difference in the timing of payments for electricity expense.

The zero coupon first mortgage note payable increased $3,391,650 from December 31, 1993 to $47,259,856 at September 30, 1994, due to the accrual of interest on the zero coupon note.

Results of Operations
- - ---------------------
Net cash flow from operating activities totaled $3,727,588 for the nine months ended September 30, 1994, relatively unchanged from $3,784,772 for the comparable period in 1993.

For the three and nine months ended September 30, 1994, the Partnership reported a net loss of $202,805 and $551,568, respectively as compared to net losses of $244,798 and $329,174 for the three and nine months ended September 30, 1993. The increased net loss in the 1994 nine-month period is primarily the result of an increase in interest and property operating expenses, offset by an increase in rental and escalation income.

Rental income totalled $1,353,885 and $3,996,546, respectively, for the three and nine months ended at September 30, 1994 as compared to $1,275,786 and $3,777,380, respectively, for the three and nine months ended September 30, 1993. The increases are primarily attributable to changes in tenant mix. Escalation income for the three and nine months ended September 30, 1994 totalled $1,307,454 and $3,817,072 respectively, compared with $1,178,996 and $3,584,882 for the same period in 1993. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. The increase in escalation income is primarily due to an increase in property operating costs and temporary tenant HVAC income from 1993 to 1994.

Total expenses for the three and nine months ended September 30, 1994 were $3,044,155 and $8,781,831, respectively, compared to $2,827,878 and $8,039,957 for the corresponding periods in 1993. The increase is primarily due to higher interest and property operating expense. Interest expense for both the three and nine months ended September 30, 1994 increased from the corresponding periods in 1993, reflecting the compounding of interest on the Zero Coupon Loan. Property operating expense also increased for the nine month period due primarily to increases in electricity costs, payroll, association and professional fees and bad debt expense.

Mall tenant sales (exclusive of anchor tenants) for the eight months ended August 31, 1994 were $33,984,000, a decrease of 2.7% from $34,936,000 in the comparable period in 1993. Mature tenant sales for the eight months ended August 31, 1994 decreased 3.4% from $31,665,000 in the 1993 period to $30,600,000 in 1994. A mature tenant is defined as a tenant that has been open for business and operating out of the same store for twelve months or more.
The General Partner attributes the decrease to a slight decline in occupancy at the Mall and a decline in consumer spending on softgoods, particularly apparel, a trend experienced by retailers across the country. At September 30, 1994 and 1993, the Mall was 90.6% and 94.1% occupied, respectively, exclusive of anchor tenants.





                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

		(a)	Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.





                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SHOPCO LAUREL CENTRE, L.P.

				BY:	LAUREL CENTRE INC.
					General Partner





Date:  November 11, 1994                BY:  /S/ Paul L. Abbott
                                        -----------------------
                                        Director, President, and
                                        Chief Executive Officer




Date:  November 11, 1994                BY:  /S/ Robert J. Hellman
                                        --------------------------
                                        Director, Vice President, and
					Chief Financial Officer