Form 10-K
period 1994-12-31
SHOPCO LAUREL CENTRE L P
filed 1995-04-10
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
	THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994

Commission file number:  1-9419

	SHOPCO LAUREL CENTRE, L.P.
	and
	LAUREL CENTRE DEPOSITARY CORP.
	Exact name of Registrant as specified in its charter

Shopco Laurel Centre, L.P.
is a Delaware limited partnership   13-3392074

Laurel Centre Depositary Corp.
is a Delaware corporation                     13-3392094
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, NY   10285-2900
Address of principal executive offices               zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


        4,660,000 UNITS REPRESENTING ASSIGNMENTS OF LIMITED PARTNERSHIP INTERESTS Title of Class

	AMERICAN STOCK EXCHANGE
	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(x)

Aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable.

Documents Incorporated by Reference: Amended and Restated Agreement of Limited Partnership, dated April 16, 1987, incorporated by reference to Exhibit B to the prospectus contained in the Registration Statement No. 33-11994

PART I

Item 1.  Business

(a) General Development of Business

Shopco Laurel Centre, L.P., a Delaware limited partnership ("SLC" or the "Partnership"), was formed on December 22, 1986. The affairs of SLC are conducted by its general partner, Laurel Centre Inc. (the "General Partner", formerly Shearson Laurel Inc.), a Delaware corporation. On April 16, 1987 the Partnership commenced investment operations with the acceptance of subscriptions of 4,660,000 depositary units of limited partnership units, the maximum authorized by the limited partnership agreement ("Limited Partnership Agreement"). Upon the admittance of the additional limited partners, the Assignor Limited Partner withdrew from the Partnership. Registered holders ("Unitholders") received an assignment of the economic, voting and other rights attributable to the limited partnership units held by the Assignor Limited Partner. SLC is the sole general partner of Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership that is the owner of an e nclosed regional shopping mall located in Laurel, Maryland ("Laurel Centre" or the "Mall"). The sole limited partner of the Owner Partnership is NAT Limited Partnership ("NAT"), a Delaware limited partnership and an affiliate of The Shopco Group. NAT is not an affiliate of either SLC or the General Partner. (SLC and NAT are collectively referred to as the "Owner Partners").

On December 31, 1986, the Owner Partners acquired the Mall by purchasing all of the partnership interests in the Laurel Company Limited Partnership (the "Seller"), the owner of the Mall at such time, for a purchase price of $59,150,000.

In conjunction with the upcoming maturity of the two mortgage loans securing the Mall, the Partnership is exploring sales and refinancing alternatives. See
Item 7 for a discussion of the upcoming loan maturities and factors impacting a possible sale or refinancing.

(b)  Financial Information About Industry Segments

All of SLC's revenues, operating profit or loss and assets relate solely to its interest as the general partner of the Owner Partnership. All of the Owner Partnership's revenues, operating profit or loss and assets relate solely to its ownership and operation of the Mall.

(c)  Narrative Description of Business

SLC's sole business is acting as the general partner of the Owner Partnership. The Owner Partnership's sole business is the ownership and operation of the Mall. See Item 2 for a description of the Mall and its operations. SLC's principal objectives are:

        (i) provide quarterly cash distributions to the holders of Units ("Unit Holders"), substantially all of which should not be subject to Federal income tax on a current basis due to Partnership tax deductions for cost recovery on the Mall and accrued but unpaid interest on the Zero Coupon Loan;

	(ii)	achieve long-term appreciation in the value of the Mall; and

	(iii)	preserve and protect SLC and Owner Partnership capital.

There is no guarantee that the Partnership's objectives will be achieved.

The Mall is managed on a day-to-day basis by Shopco Management Corp. (the "Property Manager"), a New York corporation and an affiliate of NAT. The Property Manager is responsible for rent collection, leasing and day-to-day on-site management of the Mall. See Note 8 to the Consolidated Financial Statements for the terms of the Management Agreement. The Owner Partnership's business, as owner and operator of the Mall, is seasonal since a portion of its revenue is derived from a percentage of the retail sales of certain tenants at the Mall. Generally such sales are higher in November and December due to the holiday season.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner. See Items 11 and 13 for further information.

Item 2. Properties

The Mall, which originally opened in 1979, consists of an enclosed regional shopping mall containing a total of 95 retail stores and three attached anchor stores J.C. Penney, Inc. ("J.C. Penney"), Montgomery Ward and Hecht's located on approximately 12.28 acres. The retail tenant portion of the Mall is contained on two levels, and parking is provided at Laurel Centre for approximately 3,400 cars.

Laurel Centre contains approximately 660,548 square feet of gross leasable area (including kiosk space) and is operated as an integral unit. The Owner Partnership owns and leases to tenants approximately 380,990 square feet of gross leasable area of Laurel Centre, of which approximately 244,126 square feet is leasable to retail mall space tenants and approximately 136,864 square feet is leased to J.C. Penney. The initial term of the J.C. Penney lease expires on October 31, 2009. Five five-year renewal options are available on the same terms and conditions. Hecht's owns its store at Laurel Centre, which contains approximately 118,354 square feet of the gross leasable building area, and leases the land under such store pursuant to a ground lease with the Owner Partnership. The initial term of the ground lease expires on May 6, 2011. Thirteen five-year renewal options are available on the same terms and conditions. Montgomery Ward leases approximately 161,204 square feet of gross l easable building area of Laurel Centre, together with the land on which it is located and an adjacent parking area, from an independent third party with which the Owner Partnership is not affiliated or related.

Adjacent to Laurel Centre is an open air shopping center of approximately 440,000 gross leasable square feet which is not owned by the Owner Partnership but which, pursuant to a reciprocal easement agreement governing the owners of the Mall and the adjacent shopping center, shares with the Mall certain areas of ingress and egress.

The total building area of the Mall is allocated as shown in the table below.


                Square Feet     Square Feet     Total
                Leased to       Owned by        Square
Occupants       Tenants         Anchors         Feet

J.C. Penney     136,864               -         136,864
Montgomery Ward       -         161,204(1)      161,204
Hecht's               -         118,354(2)      118,354
Enclosed Mall
Tenants         228,000               -         228,000

                364,864         279,558         644,422

_____________________________

(1) Building and land are independently owned and are not subject to reversion to Owner Partnership.

(2) Building is independently owned but reverts to Owner Partnership on termination of ground lease.

Anchor Tenants

J.C. Penney leases 136,864 square feet or 20.7% of the gross leasable building area, and is located at the northern end of the Mall. The annual minimum rent payable under the J.C. Penney lease is $495,448 and the annual contingent rent payable thereunder is 1 1/2% of net retail sales in excess of $24,772,384. Expense contributions include a charge for common area maintenance, merchant association dues and a portion of real estate taxes. J.C. Penney pays for gas, electricity and water consumed at the leased premises, and for sewer charges based on water consumption. The Owner Partnership, as landlord, is responsible for making structural repairs to the J.C. Penney store, non-structural repairs to the exterior of the J.C. Penney store and to repaint and decorate the exterior of the J.C. Penney Store once every five years. The lease with J.C. Penney contains an operating covenant pursuant to which J.C. Penney is obligated to operate a department store until October 10, 1994, under the name "J.C. Penney", or "Penney", or such other name as is used at a majority of its stores in the Baltimore/Washington area.

Montgomery Ward leases its store, which is 161,204 square feet or 24.4% of the gross leasable building area, the land on which the store is constructed and an adjacent parking area totalling approximately twelve acres, from an independent third party with which the Owner Partnership is neither affiliated nor related. Expense contributions to be made by Montgomery Ward to the Owner Partnership include a charge for common area maintenance and merchant association dues. Montgomery Ward is obligated to pay all real estate taxes and assessments, water charges and sewer rents levied against its site. The lease with Montgomery Ward contains an operating covenant pursuant to which Montgomery Ward was obligated to operate a department store until October 10, 1994, at the Mall under the name of Montgomery Ward or such other name as is used by Montgomery Ward by the majority of its department stores in the eastern part of the United States.

A reciprocal operation and easement agreement (the "ROEA"), which governs the Owner Partnership, Montgomery Ward and the owner of the Montgomery Ward property, provides for the operation of Laurel Centre as an integral unit. Among other things, the ROEA creates certain cross easements between the Montgomery Ward parcel and the remainder of the Mall for access to and use of common areas for such purposes as parking, vehicular and pedestrian traffic and ingress and egress. The term of the ROEA expires on October 10, 2078. The ROEA is binding on successors and assigns of the parties, and runs with the land and binds future owners of the Montgomery Ward parcel and of the Mall. Pursuant to the ROEA, Montgomery Ward and the owner of the Montgomery Ward property are prohibited from voluntarily terminating the lease between them, except that Montgomery Ward may exercise certain unilateral cancellation rights contained in such lease. Pursuant to the ROEA, if the Montgomery Ward lease expires or terminates prior to the expiration or termination of the ROEA, then Montgomery Ward is released from all obligations thereafter accruing and the owner of the Montgomery Ward property becomes automatically obligated and liable therefor, except that the owner of the Montgomery Ward property is not obligated to operate a Montgomery Ward store at the premises.

Hecht's leases a parcel of land pursuant to a ground lease on which it has constructed a store containing approximately 118,354 square feet or 17.9% of the gross leasable building area. Ownership of the anchor store currently owned and occupied by Hecht's will revert to the Owner Partnership upon the expiration of the ground lease. The rent payable thereunder is $10.00 per annum. Expense contributions include a charge for maintenance of common areas and real estate taxes. Hecht's is obligated to obtain all utilities directly from the public utility, except natural gas and water which may be submetered. Hecht's is obligated to pay all expenses in connection with the maintenance and repair of its store.

The lease with Hecht's contains an operating covenant pursuant to which Hecht's is obligated to operate a department store at the Mall until May 6, 1996 under the name of "Hecht's" or "The Hecht Co." or such other name as is used by Hecht's in the Baltimore- Washington area. The lease with Hecht's provides that Hecht's does not have to operate if (i) J.C. Penney or Montgomery Ward ceases to operate its store as a department store under a permitted name for a period in excess of fifteen months, or (ii) less than seventy-five (75%) of the gross leasable area of the retail mall stores is open for business for a period of six consecutive months (Hecht's may suspend its operation at its Mall store if such condition exists for a period of three (3) consecutive months), or
(iii) the Owner Partnership, as landlord, breaches its operating covenant, or
(iv) damage or destruction to the demised premises occurs during the last (2) years of the operating covenant, or (v) damage or destruction occu rs to the Mall and, upon restoration, the retail mall stores contain less than 200,000 square feet of gross leasable area, or (vi) damage or destruction occurs to the Mall during the last (2) years of the operating lease and, pursuant to the lease, the Owner Partnership elects to restore less than all of the damaged area, or (vii) in a number of instances on the occurrence of condemnation of all or a portion of the Mall, or (viii) if the Owner Partnership defaults under the lease beyond applicable grace periods and Hecht's terminates the lease.
If, upon the expiration of its operating covenant, Hecht's notifies the Owner Partnership that it intends to sublet the premises or assign its lease, the Owner Partnership will have an option to purchase the Hecht's leasehold and building. Hecht's is entitled to mortgage its leasehold interest and building.

J.C. Penney's and Montgomery Ward's operating covenants expired on October 10, 1994 and have not been renewed. The operating covenants of Hecht's is
scheduled to expire in May, 1996.   Although all three stores remain liable for
all payments under their respective lease agreements, which do not begin to expire until 2009, the expiration of their operating covenants allows them to sublet the premises or assign their lease. To date, none of the three tenants has given any indication that it intends to leave the Mall. While the center's anchor tenant stores continue to register respectable sales performances, the Partnership's ability to retain them at the center may depend upon continued efforts to upgrade the Mall to ensure that anchor tenant sales levels do not diminish. Accordingly, the General Partner has pursued, and will continue to pursue, leasing and capital expenditure strategies intended to maintain the long-term viability of the center's anchor tenant mix.

Rent

The following table sets forth SLC revenue for the last five years from base rents and percentage rents, on the basis of Mall tenants and Anchor tenants:

                1994        1993        1992        1991        1990

Base Rents
Mall Tenants    $4,687,584  $4,539,564  $3,967,502  $3,883,832  $3,863,777
Anchor Tenants     495,448     495,448     495,448     495,448     495,444

Total Base Rents 5,183,032   5,035,012   4,462,950   4,379,280   4,359,221

Percentage Rents
Mall Tenants       343,061     338,712     370,589     456,757     797,568

Total Rental
Income          $5,526,093  $5,373,724  $4,833,539  $4,836,03   $5,156,789


Mall Tenants

As of December 31, 1994, the Mall had 95 mall tenants (excluding anchor stores) occupying approximately 213,000 square feet of gross leasable area, and was 93.4% occupied.

Historical Occupancy

The following table shows the historical occupancy percentage at the Mall at December 31 of the indicated years.

                1994    1993    1992    1991    1990

Including
Anchor Stores	97.9%	97.7%	98.1%	99.3%	99.0%

Excluding
Anchor Stores	93.4%	93.6%	95.1%	97.6%	97.5%

Physical Improvements

SLC completed several interior and exterior improvement projects which were designed to enhance Laurel Centre's appeal in 1994. The improvements included repairs to the parking deck and upgrades of security equipment. The capital improvements completed during 1994 totalled $411,426.

In 1995, the General Partner will replace the Mall's HVAC system at a cost of approximately $1.3 million. In addition, extensive repairs may be required for the Mall's roof following the completion of an examination by an engineer. These future improvements will be directed at allowing the Mall to compete aggressively for renewals of existing tenants and new tenants that will improve the tenant mix and reflect the changing needs of Laurel Centre's primary trade area (the primary geographical area from which the Mall derives its repeat sales and regular customers). The cost of these future improvements, including the HVAC cost stated above will total approximately $1.5 million, and is expected to be funded from operating cash flow and cash reserves.

Competition

The principal methods generally utilized by shopping malls to compete effectively are (i) location in a prime trade area, (ii) leasing to reputable anchor tenants (in order to attract customers and mall tenants), (iii) creating and maintaining an adequate tenant mix and (iv) maintaining or upgrading the mall's physical condition. Generally, the Mall has met each of the foregoing goals.

Laurel Centre remains a dominant retail center within its primary trade area of a 10 mile radius from the center, but competes with a number of nearby strip malls and stand-alone discount retailers, many of which are new or newly refurbished. Retail development in the area continues, and the number of retailers in the Laurel area has grown considerably in recent years. The General Partner believes that two malls are competitive with the Mall. Laurel Lakes, an open air center located approximately 1/4 mile south of the Mall, occupies approximately 455,000 square feet of space. Laurel Lakes is anchored by Kmart, Best Buy Co., Safeway Stores and Kids "R" Us, and contains approximately 58 retail mall stores.

Columbia Mall is located approximately 12 miles northwest of the Mall. Its anchored by tenants, Hecht's, Sears, and Woodward and Lothrop, and includes approximately 200 mall stores. The owners of Columbia Mall are planning a fashion-oriented redevelopment program with the addition of a fourth anchor tenant which has yet to be named.

Two currently proposed developments in the area of the Mall, the New Town Center in Bowie and Konterra near Laurel may provide increased competition in the future. Both projects, however, have not proceeded beyond the planning stages and a construction date for either project is uncertain at this time. The New Town Center, approximately 15 miles southeast of Laurel, is a planned mixed use development which includes eleven office buildings with 1.3 to 1.4 million square feet of space, 1,340 residential units, 250 hotel rooms and a five anchor regional mall with The Edward J. DeBartolo Corp. as a joint partner. Four office buildings are completed, three of which are condominium space and the fourth 110,0000 square foot building is 96% leased.

Konterra, whose planned location is immediately south of Laurel Centre Mall, is expected to have a regional shopping center within its master planned community. The project remains delayed as it is believed that the success of Konterra depends greatly on the completion of the Intercounty Connector Route for which funding is not completed. Based on its location, it is expected that Konterra will adversely affect the Mall.


Item 3.  Legal Proceedings

Neither SLC, nor the Owner Partnership is a party to, nor is either of them the subject of, any material litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit Holders at a meeting or otherwise during the three months ended December 31, 1994.


PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

(a) Market Information

The Units are listed on the American Stock Exchange and trade under the symbol "LSC". The high and low sales price of the Units on the American Stock Exchange as reported on the consolidated transaction reporting system, during the periods January 1, 1993 to December 31, 1993 and January 1, 1994 to December 31, 1994 were as follows:

                                High            Low

	1993
	First Quarter	$	4 1/8	$	2 15/16
	Second Quarter		4 1/16		3 1/8
	Third Quarter		4			3 5/16
	Fourth Quarter		3 15/16		3 1/8

	1994
	First Quarter	$	4 1/4	$	3	 5/16
	Second Quarter		3 7/8		3 1/16
	Third Quarter		3 5/16		2 7/8
	Fourth Quarter		3 3/8		2 1/4

(b) Holders

As of December 31, 1994, there were 3,234 Unit Holders.

(c) Distribution of Net Cash Flow

SLC's policy is to distribute to the Unit Holders their allocable portion of Net Cash Flow (as defined in the Partnership Agreement) in respect of each fiscal year in quarterly installments based on estimated Net Cash Flow for the current year. Distribution levels are also determined based on the Partnership's need for reserves and estimates of future expenditures which can impact distribution levels over time. Distributions of Net Cash Flow are paid on a quarterly basis to registered Unit Holders on record dates established by SLC, which generally are the last day of each quarter. If a Unit Holder transfers a Unit prior to a record date for a quarterly distribution of Net Cash Flow, the transferor Unit Holder may be subject to tax on part or all of the net income from operations, if any, for such quarter (since net income from operations is allocated on a monthly basis, rather than quarterly), but will not be entitled to receive any portion of the Net Cash Flow to be distributed wi th respect to such quarter. For the specific terms of Distribution of Net Cash Flow and distribution of Net Proceeds, reference is made to pages 3 and 7 in the Partnership Agreement which is incorporated herein by reference.

Quarterly Cash Distributions Per Limited Partnership Unit

Distribution amounts are reflected in the period for which they are declared. The record date is the last day of the respective quarter and the actual cash distributions are paid approximately 45 days after the record date.

                                1994(1)         1993(1)

	First Quarter	$	.125	$	.125
        Second Quarter          .125            .125
        Third Quarter           .125            .125
	Fourth Quarter		.125	  	.125

        TOTAL           $       .50     $       .50

        (1) All cash distributions in 1993 and 1994 constitute returns of capital.

Related Security Holder Matters

The Partnership is a "publicly traded partnership" for purposes of Federal income taxation. The Revenue Act of 1987 (the "Act") changed the Federal income tax treatment of "publicly traded partnerships." Under the Act, the Partnership could be taxed as a corporation for Federal income tax purposes beginning in 1998 if the Partnership does not satisfy an income test under the Act. While the Partnership currently expects to meet this income test, it is unclear whether the Partnership will always meet the income requirements for an exception to the rule treating a publicly traded partnership as a corporation. Publicly traded partnerships are subject to a modified version of the passive loss rules if they are not taxed as corporations. Under the modified rules applicable to publicly traded partnerships, the passive loss rules are applied separately for the items attributable to each publicly traded partnership.

Any Tax-Exempt Entity acquiring Units after December 17, 1987 (including any acquired pursuant to a reinvestment plan) realizes unrelated business income ("UBI"), with respect to such Units for periods during which the Partnership is a "publicly traded partnership", and such UBI may cause the Tax-Exempt Entity to incur a federal income tax liability. It should be noted that the Partnership agreement stated that "An investment in the Units is not suitable for Tax-Exempt Entities, including Individual Retirement Accounts ("IRA's") and Keogh and other retirement plans, because such investment would give rise to unrelated business taxable income".

Item 6.  Selected Financial Data.

(dollars in thousands except per interest data)

For the years ended December 31,

                   1994         1993         1992        1991       1990

Total Income       $11,122,199  $10,597,213  $9,845,067  $9,450,299  $9,095,365

Net Income (Loss)  $  (457,345) $  (244,452) $ (486,291) $ (390,460) $  645,773

Net Income per
Limited Partnership
Unit (4,660,000
outstanding)       $      (.10) $      (.05) $     (.10) $     (.08) $      .14

Real Estate, net of
accumulated
appreciation       $56,344,774  $57,760,189  $59,113,389 $60,651,179 $60,311,654

Notes Payable and
Accrued Interest   $50,476,031  $45,887,373  $41,733,243 $37,972,490 $34,548,696

Total Assets       $68,287,685  $66,688,829  $65,112,312 $64,256,412 $64,937,350

The above selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had cash totalling $10,431,820 which represents a $2,746,810 increase from the December 31, 1993 balance of $7,685,010. The increase is primarily a result of net cash provided by operating activities exceeding cash distributions to limited partners and expenditures for property improvements. The Partnership paid cash distributions of $.50 per unit for 1994, including a fourth quarter cash distribution of $.125 per unit paid on February 10, 1995. Based upon the General Partner's current assessment of the Partnership's needs in the near term, the General Partner expects to continue to build cash reserves. The level of future cash distributions, however, will be reviewed by the General Partner on a quarterly basis.

Due to the current limited availability of financing for real estate projects, and the substantially more stringent underwriting criteria being applied when financing is available, a primary focus of the Partnership will be its efforts to address its current and future capital requirements. The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. During 1993, Kemper sold its participating interest in the loans to CBA Associates, Inc., which placed the loans into a pool of mortgages to be held by a real estate mortgage investment conduit. Although the terms of these loans have not changed, this sale may affect the Partnership's ability to refinance or restructure the loans with CBA Associates, Inc. at maturity in the event that refinancing is not available elsewhere. The ability of the Partnership to obtain refinancing of its current mortgages in whole or in part, or, as an alternative, to find a purchaser for the Mall, may also be affected by general economic conditions, and factors such as: (i) increased competition in the area; (ii) the status of the anchor tenants; (iii) the need for capital improvements.

J.C. Penney's and Montgomery Ward's operating covenants expired on October 10,
1994 and have not been renewed.  Hecht's expires  in May, 1996.   Although all
three stores remain liable for all payments under their respective lease agreements, which do not begin to expire until 2009, the expiration of their operating covenants allows them to sublet the premises or assign their lease. To date, none of the three tenants has given any indication that it intends to leave the Mall. While the center's anchor tenant stores continue to register respectable sales performances, the Partnership's ability to retain them at the center may depend upon continued efforts to upgrade the Mall to ensure that anchor tenant sales levels do not diminish. Accordingly, the General Partner has pursued, and will continue to pursue, leasing and capital expenditure strategies intended to maintain the long-term viability of the center's anchor tenant mix.

At December 31, 1994, the accounts receivable balance, net of allowance for doubtful accounts, was $528,845 as compared to $464,478 at December 31, 1993. The increase is primarily due to an increase in rental receivables as a result of accruing rents on a straight-line basis over lease terms, and to an increase in percentage rent and common area maintenance receivables.

At December 31, 1994 accounts payable and accrued expenses totalled $179,794 as compared to $283,561 at December 31, 1993. The decrease is primarily due to a decrease in electricity and legal expenses accrued at December 31, 1994.

The zero coupon first mortgage note payable increased $4,588,658 from December 31, 1993 to $48,456,864 at December 31, 1994, due to the accrual of interest on the zero coupon note.

Results of Operations

1994 versus 1993
The results of operations are primarily attributable to the Mall's operations and to a lesser extent the interest earned on cash reserves held by the Partnership. Net cash flow from operating activities totaled $5,564,906 for the year ended December 31, 1994, basically unchanged from the year ended December 31, 1993.

For the year ended December 31, 1994, the Partnership reported a net loss of $457,345 as compared to a net loss of $244,452 for the year ended December 31, 1993. The increased net loss in 1994 is primarily the result of an increase in interest and property operating expenses offset by an increase in rental and escalation income.

Rental income totalled $5,526,093 for the year ended December 31, 1994 as compared to $5,373,724 for the year ended December 31, 1993. The increase is primarily attributable to higher lease rates for new tenants and an increase in temporary tenant income. Escalation income for the year ended December 31, 1994 totalled $5,004,831, as compared with $4,763,187 for the same period in 1993. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. The increase in escalation income is primarily due to an increase in property operating costs and temporary tenant HVAC income from 1993 to 1994. Additionally, the increase in escalation income reflects an increase in certain costs of the renovation being charged back to Mall tenants.

Total expenses for 1994 were $11,582,091 as compared to $10,841,749 for 1993. The increase is primarily due to higher interest and property operating expense. Interest expense for 1994 increased from 1993, reflecting the compounding of interest on the Zero Coupon Loan. Property operating expense also increased for the year due primarily to increases in insurance, association and professional fees, and payroll costs.

Mall tenant sales (exclusive of anchor tenants) for the twelve months ended December 31, 1994 and 1993 were $58,674,000 and $62,732,000, respectively.
Mature tenant sales for the twelve months ended December 31, 1994 and 1993 were $51,756,000 and $55,470,000, respectively. A mature tenant is defined as a tenant that has been open for business and operating out of the same store for twelve months or more. The General Partner attributes the decrease to a decline in occupancy during the year at the Mall and a decline in consumer spending on softgoods, particularly apparel, a trend experienced by retailers across the country. At December 31, 1994 and 1993, the Mall was 93.4% and 93.6% occupied, respectively, exclusive of anchor tenants.

1993 versus 1992
Net cash provided by operating activities totaled $5,702,058 in 1993 compared with $5,042,201 in 1992. The increase was primarily due to a lower net loss, an increase in deferred interest payable on the zero coupon mortgage loan and an increase in accounts payable. The Partnership reported a net loss of $244,452 in 1993 compared to a net loss of $486,291 in 1992. The decrease in net loss in 1993 is primarily the result of higher rental income, offset partially by higher interest and property operating expenses in 1993.

Rental income totalled $5,373,724 in 1993, compared with $4,833,539 in 1992. The increase is attributable to an increase in base rents resulting from lease renewals and a change in tenant mix. Escalation income for the years ended December 31, 1993 and 1992 totalled $4,763,187 and $4,671,457, respectively. The increase in escalation income is primarily due to increases in reimbursable property operating expenses and real estate taxes. The increase in miscellaneous income is due to a lease termination payment received from a tenant who vacated the Mall.

Total expenses for the year ended December 31, 1993 totalled $10,841,749 compared to $10,333,523 in 1992. The $508,226 increase is primarily due to higher interest, property operating and real estate tax expenses, which was partially offset by a decrease in depreciation and amortization.

Interest expense totalled $4,384,130 in 1993 as compared to $3,990,754 in 1992. The increase is attributable to the compounding of interest on the Zero Coupon Loan. Property operating expenses increased 4% in 1993, due to an increase in reimbursable operating expenses and management fees. Real estate taxes increased 4% in 1993 due to the increase in the assessed value of Laurel Centre from 1992 to 1993.

Depreciation and amortization expenses decreased 4% to $1,835,776 for the year ended December 31, 1993 due to the full amortization of certain Partnership organization costs and deferred charges. General and administrative expenses for the year ending December 31, 1993 totalled $245,158, compared with $227,073 in 1992. The increase is primarily due to legal costs pertaining to investigation into placement of loans into a REMIC and its effect on the Partnership.

Total mall tenant sales (exclusive of anchor tenants) for the years ended December 31, 1993 and 1992 were approximately $60,501,000 and $62,209,000, respectively. Sales for tenants (exclusive of anchor tenants) who operated at the Mall for each of the last two years were approximately $55,369,000 and $56,160,000. The General Partner believes that the Mall's sales were impacted by declines in consumer spending on softgoods due to continued economic uncertainties for most of 1993 and a decline in occupancy at the Mall. At December 31, 1993 and 1992, the Mall was 93.6% and 95.1% occupied, respectively, exclusive of anchor tenants.

Property Appraisal

The appraised value of the Mall at January 1, 1995 was $81,000,000, unchanged from January 1, 1994. It should be noted that appraisals are only estimates of current values and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's property and the limited market for such properties, there can be no assurance that the other properties reviewed by the appraiser are comparable. Additionally, the lower level of liquidity as a result of the current restrictive capital environment has had the effect of limiting the number of transactions in real estate markets and the availability of financing to potential purchasers, which may have a negative impact on the value of an asset. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property, inclu ding brokerage fees and prepayment penalties.

Inflation

Inflation generally does not adversely affect the business of the Partnership and the Owner Partnership relative to other industry segments. Most increases in operating expenses incurred by the Mall are passed through to its tenants under the terms of their leases. Alternatively, inflation may cause an increase in sales revenue reported by the tenants at the Mall, which serves to increase the Owner Partnership's revenue, since a portion of its rental income is derived from "percentage rents" paid by certain tenants.


Item 8.  Financial Statements and Supplementary Data.

See Item 14a for a listing of the Financial Statements and Supplementary data filed in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


	PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no Directors or Executive Officers. The affairs of the Partnership are conducted through the General Partner.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the general partner changed its name to Laurel Centre Inc. to delete any references to "Shearson."

Certain executive officers and directors of the General Partner are now serving (or in the past have served) as executive officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

Set forth below are the names, ages, positions, offices held, and brief accounts of the business experience during the past five years of each Director and Executive Officer of the General Partner and the Assignor Limited Partner, each such person holding similar positions in the General Partner and the Assignor Limited Partner. The following is a list of the officers and directors of Laurel Inc. as of December 31, 1994, with the exception of Kathleen B. Carey, whose service as a Director of the General Partner commenced on March 8, 1995:

Name                    Age             Office
Paul L. Abbott          49              Director, President, and Chief
                                        Executive Officer
Robert J. Hellman       40              Director, Vice President, and
                                        Chief Financial Officer
Kathleen Carey          41              Director
Elizabeth L. Jarvis     59              Director
Raymond C. Mikulich     42              Director
Richard A. Morton       42              Director
Joan B. Berkowitz       35              Vice President
Elizabeth Rubin         28              Vice President


Paul L. Abbott is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Robert J. Hellman is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail and commercial real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Kathleen B. Carey is an attorney specializing in commercial real estate. She is a graduate of the State University of New York at Albany and St. John's University Law School. In 1987, she joined the Connecticut law firm of Cummings & Lockwood and served as a partner in the firm from 1989 until mid-1994. She is admitted to practice in New York and Connecticut, and worked with firms in both states before joining Cummings & Lockwood. She resigned in 1994 and now resides in California. Ms. Carey's practice has involved all facets of acquisitions, sales and financing of commercial properties, including multifamily housing, office buildings and shopping centers. She has represented developers and lenders in numerous transactions involving properties located throughout the United States.

Elizabeth L. Jarvis has been a director of SLC since April 1987. Ms. Jarvis is currently President and principal owner of Jarvis & Associates, specializing in the development, merchandising, leasing and management of regional shopping centers. From 1978 through 1982, prior to establishing Jarvis & Associates, she was Senior Vice President of the Taubman Company, responsible for the financial performance of nineteen shopping centers.

Raymond C. Mikulich is a Managing Director of Lehman, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his fifteen years in the real estate business, Mr. Mikulich has orchestrated acquisitions and dispositions on behalf of individuals and institutional investors alike. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Richard A. Morton is a principal in entities that own and manage seven million square feet of real estate. Mr. Morton is principal of Ashley Capital which is in the business of owning and operating real estate. Mr. Morton worked with Rosenberg Real Estate Equity Fund as the East Coast Director of Properties from February 1982 to July 1983. From 1977 to 1982, Mr. Morton was employed by the Prudential Insurance Company and from 1980 to 1982 as the General Manager of the New York City Real Estate Investment Office.

Joan B. Berkowitz is a Vice President of Lehman Brothers, responsible for asset management within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Elizabeth Rubin is an Assistant Vice President of Lehman Brothers in the Diversified Asset Group. Ms. Rubin joined Lehman Brothers in April 1992.
Prior to joining Lehman Brothers, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.


Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from SLC, except that Elizabeth Jarvis and Richard Morton and Kathleen Carey each receive $12,000 per year for serving as independent Directors of the General Partner and $2,400 for attendance in person at any meeting of the Board of Directors of the General Partner. Prior to September 1, 1993, Mr. Morton and Ms. Jarvis each received $10,000 per year for serving as outside directors and $2,000 for attendance. During 1994, Ms. Jarvis received $21,600 and Mr. Morton received $21,600.

The General Partner is entitled to receive 1% of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See page 3 of the Partnership Agreement for a description of such arrangements which description is incorporated by reference thereto.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1994, no one person was known by SLC to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating as of December 31, 1994 the name and the amount and nature of beneficial ownership of Units held by the General Partner and Officers and Directors thereof. Only the General Partner and those officers and directors thereof which beneficially own any units are listed. No General Partner or any officer or directors thereof, or the officers and directors of the General Partners as a group (13 persons), beneficially owns in excess of 1% of the total Units outstanding.

Beneficial Ownership of Units		Number of Units Owned

General Partner                         0

Raymond Mikulich                        500
                                        ___
(The General Partner and
all Officers and Directors
thereof as a group, 13 persons)         500


Item 13.  Certain Relationships and Related Transactions

Certain Officers and Directors of the General Partner are employees of Lehman. Lehman received a total of $3,262,000 in underwriting commissions in connection with the public offering of the Units. Lehman, the General Partner, and their respective affiliates received $890,000 as a reimbursement for their actual out-of-pocket expenses incurred in connection with the organizing of SLC and the Owner Partnership, including accounting, legal, printing, registration and other fees and expenses. The General Partner received a total of $2,491,000 for various fees in consideration of various services rendered to SLC and the Owner Partnership in connection with the Offering. Lehman Holdings received $24,978 as an interest payment on the Gap Loan, which amount is equal to Lehman Holding's cost of funds during the term of the Gap Loan. The General Partner is entitled to receive 1% of SLC's Net Cash Flow from operations and varying percentages of SLC's Net Proceeds from capital transactions. See pages 3 and 7 of the Partnership Agreement for a description of distribution agreements.

Capital Growth Mortgage Investors Fund, L.P. a Delaware limited partnership, the general partner of which is an affiliate of Lehman, has acquired a 24% interest in the Zero Coupon Loan. Laurel Capital Growth Investors Corp., a Subchapter S corporation whose officers, directors and shareholders are current or former employees of Shearson, acquired a 76% interest in the equity kicker interest payment in the Zero Coupon Loan.

The General Partner and certain affiliates may be reimbursed by SLC for the actual costs of goods, services and materials used for or by SLC or the Owner Partnership including, but not limited to audit, appraisal, legal and tax preparation fees as well as costs of data processing. Services are provided by the General Partner and two unaffiliated companies. The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation.

As of December 31, 1994, and 1993, $4,266, and $4,200, respectively, was due to affiliates for expenditures paid on behalf of SLC. For the years ended December 31, 1994, 1993 and 1992, $56,290, $55,113 and $47,996, respectively, was earned by affiliates.

On December 1, 1986, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of NAT Limited Partnership, for the management of the Mall. The agreement, which expired on December 31, 1992 provided for an annual fee equal to 3% of the gross rents collected from the Mall, as defined, payable monthly. On September 1, 1993, the Partnership and Shopco Management Corporation executed a new management agreement which provides for an annual fee equal to 4.5% of the fixed minimum and percentage rents effective January 1, 1993. Scheduled to expire on December 31, 1995, this agreement allows for automatic renewal at one year intervals thereafter. For the years ended December 31, 1994, 1993, and 1992, management fee expense amounted to $276,795, $296,618 and $189,955, respectively.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2).

	SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
	(a Delaware limited partnership)

	Index to Financial Statements

                                                                Page
                                                                Number

        Independent Auditors' Report                            F-1

	Consolidated Balance Sheets
        At December 31, 1994 and 1993                           F-2

	Consolidated Statements of Operations
	For the years ended December 31, 1994, 1993 and 1992 	F-3

	Consolidated Statements of Partners' Capital
	For the years ended December 31, 1994, 1993 and 1992 	F-3

	Consolidated Statements of Cash Flows
	For the years ended December 31, 1994, 1993 and 1992 	F-4

        Notes to the Consolidated Financial Statements          F-5

	Schedule II - Valuation and Qualifying Accounts 	F-9

	Schedule III - Real Estate and Accumulated Depreciation	F-10


(b) Reports on Form 8-K in the fourth quarter of fiscal 1994:  None

(c) Exhibits.

Subject to Rule 12b-32 of the Securities Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report:

3.*     SLC's Amended and Restated Agreement of Limited Partnership, dated as of April 16, 1987, is hereby incorporated by reference to Exhibit B to the Prospectus contained in Registration Statement No. 33-11994, which Registration Statement (the "Registration Statement") was declared effective by the SEC on April 9, 1987.

4.*     The form of Unit Certificate is hereby incorporated by reference to
Exhibit 4.1 to the Registration Statement.

10.1*   Investor Services Agreement between SLC and The Boston Company is hereby incorporated by reference to Exhibit No. 10.1 to the Registration Statement.

10.2*   The Property Management Agreement between the Owner Partnership and the
Manager relating to the operation and leasing of the Mall is hereby incorporated by reference to Exhibit No. 10.2 to the Registration Statement.

10.3*   Closing Agreement among JMB Income Properties, Ltd. - VI, JMB Income
Properties Ltd. - VIII, SLC and NAT Limited Partnership is hereby incorporated by reference to Exhibit No. 10.3 to the Registration Statement.

10.4*   Demand Promissory Note from Shearson Group to the General Partner is hereby incorporated by reference to Exhibit No. 10.4 to the Registration Statement.

10.5*   Documents relating to the Pre-Existing Mortgage held by Equitable Life
Assurance Society of the United States is hereby incorporated by reference to Exhibit No. 10.5 to the registration Statement.

10.6*   Letter from Equitable Life Assurance Society of the United States consenting to the prepayment of the Pre-existing Mortgage is hereby incorporated by reference to Exhibit No. 10.6 to the Registration Statement.

10.8*   Documents relating to the Zero Coupon Loan are hereby incorporated by reference to Exhibit No. 10.7 to the Registration Statement.

10.9*   Indemnity Agreement between Shearson and Cushman & Wakefield, Inc. is hereby incorporated by reference to Exhibit No. 10.9 to the Registration Statement.

10.10* Reciprocal Operation and Easement Agreement is hereby incorporated by reference to Exhibit No. 10.10 to the Registration Statement.

10.11*  Easement Agreement is hereby incorporated by reference to Exhibit No.
10.11 to the Registration Statement.

10.13* The Second Mortgage Loan Agreement from Kemper to the Owner Partnership dated December 28, 1990 which is hereby incorporated by reference to exhibit
10.13 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

10.14* Real Estate Management Agreement by and Between Laurel Owner Partners Limited Partnership, As Owner, and Shopco Management Corp., As Agent, is hereby incorporated by reference to exhibit 10.14 of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

10.15 Summary of Real Property for Laurel Centre as of January 1, 1995, as prepared by Cushman & Wakefield, Inc.

*Previously filed

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1995
                        SHOPCO LAUREL CENTRE, L.P.

                        BY:     Laurel Centre Inc.
                                General Partner





                        BY:     /s/ Paul L. Abbott
                        Name:   Paul L. Abbott
                        Title:  Director, President and
                                Chief Executive Officer


                        BY:     /s/ Robert J. Hellman
                        Name:   Robert J. Hellman
                        Title:  Director, Vice President
                                and Chief Financial Officer



                        LAUREL CENTRE DEPOSITARY CORP.


                        BY:     /s/ Paul L. Abbott
                        Name:   Paul L. Abbott
                        Title:  Director, President and
                                Chief Executive Officer


                        BY:     /s/ Robert J. Hellman
                        Name:   Robert J. Hellman
                        Title:  Director, Vice President
                                and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                        LAUREL CENTRE INC.
                        General Partner and
                        LAUREL CENTRE DEPOSITARY CORP.

Date: March 30, 1995
                        BY:     /s/ Paul L. Abbott
                                Paul L. Abbott
                                Director, President and
                                Chief Executive Officer



Date: March 30, 1995
                        BY:     /s/ Elizabeth Jarvis
                                Elizabeth Jarvis
                                Director



Date: March 30, 1995
                        BY:     /s/ Richard A. Morton
                                Richard A. Morton
                                Director



Date: March 30, 1995
                        BY:     /s/ Robert J. Hellman
                                Robert J. Hellman
                                Director, Vice President
                                and Chief Financial Officer



Date: March 30, 1995
                        BY:     /s/ Raymond Mikulich
                                Raymond Mikulich
                                Director



Date: March 30, 1995
                        BY:     s/ Joan Berkowitz
                                Joan Berkowitz
                                Vice President



Date: March 30, 1995
                        BY:     /s/  Elizabeth Rubin
                                Elizabeth Rubin
                                Vice President

Date: March 30, 1995
                        BY:     /s/  Kathleen Carey
                                Kathleen Carey
                                Director



Independent Auditors' Report


The Partners
Shopco Laurel Centre, L.P.

We have audited the consolidated financial statements of Shopco Laurel Centre, L.P. and Consolidated Partnership (a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shopco Laurel Centre, L.P. and Consolidated Partnership as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick L.L.P.

Boston, Massachusetts
February 10, 1995

Consolidated Balance Sheets
December 31, 1994 and 1993


Assets                          1994            1993

Real estate, at cost
(notes 3, 5 and 6):
        Land                    $ 5,304,011     $ 5,304,011
        Building                 60,029,923      59,983,624
        Improvements              3,181,448       2,818,627

                                 68,515,382      68,106,262
Less accumulated depreciation
and amortization                (12,170,608)    (10,346,073)

                                 56,344,774      57,760,189

Cash                             10,431,820       7,685,010
Accounts receivable, net of
allowance of $131,759 in 1994
and $121,721 in 1993                528,845         464,478
Deferred rent receivable            309,478         115,929
Deferred charges, net of
accumulated amortization
of $218,353 in 1994 and
$353,068 in 1993                    142,322         135,301
Prepaid expenses and other assets   530,446         527,922

                Total Assets    $68,287,685     $66,688,829


Liabilities, Minority Interest and Partners' Capital

Liabilities:
   Accounts payable and
   accrued expenses             $  179,794      $   283,561
   Zero coupon first
   mortgage note payable
   (note 5)                      48,456,864      43,868,206
   Second mortgage
   note payable (note 6)          2,000,000       2,000,000
   Second mortgage note
   accrued interest payable          19,167          19,167
   Due to affiliates (note 7)         9,891           9,825
   Security deposits payable         14,633          12,133
   Deferred income                  766,727         788,766
   Distribution payable (note 9)    588,384         588,384

     Total Liabilities           52,035,460      47,570,042

Minority interest                  (526,787)       (471,106)

Partners' Capital
(notes 1, 4 and 10):

        General Partner             944,444         972,553
        Limited Partners
        (4,660,000 limited
        partnership units
        authorized, issued
        and outstanding)         15,834,568      18,617,340

          Total Partners'
          Capital                16,779,012      19,589,893

          Total Liabilities,
          Minority Interest and
          Partners' Capital     $68,287,685     $66,688,829


See accompanying notes to the consolidated financial statements

Consolidated Statements of Operations
For the years ended December 31, 1994, 1993 and 1992


Income                          1994            1993            1992

Rental income                   $ 5,526,093     $ 5,373,724     $ 4,833,539
Escalation income                 5,004,831       4,763,187       4,671,457
Interest income                     274,960         170,185         108,442
Miscellaneous income                316,315         290,117         231,629

        Total Income             11,122,199      10,597,213       9,845,067

Expenses

Interest expense                  4,822,735       4,384,130       3,990,754
Property operating expenses       3,642,418       3,325,995       3,197,505
Depreciation and amortization     1,873,237       1,835,776       1,907,886
Real estate taxes                 1,034,656       1,050,690       1,010,305
General and administrative          209,045         245,158         227,073

        Total Expenses           11,582,091      10,841,749      10,333,523

Loss before minority interest      (459,892)       (244,536)       (488,456)
Minority interest                     2,547              84           2,165

                Net Loss        $  (457,345)    $  (244,452)    $  (486,291)

Net Loss Allocated:

To the General Partner          $    (4,573)    $    (2,445)    $    (4,863)
To the Limited Partners            (452,772)       (242,007)       (481,428)

                                $  (457,345)    $  (244,452)    $  (486,291)

Per limited partnership unit
        (4,660,000 outstanding) $      (.10)    $      (.05)    $      (.10)



Consolidated Statements of Partners' Capital
For the years ended December 31, 1994, 1993 and 1992


                                Limited         General         Total
                                Partners'       Partner's       Partners'

Balance at December 31, 1991    $24,000,775     $1,026,933      $25,027,708
Net loss                           (481,428)        (4,863)        (486,291)
Distributions (note 9)           (2,330,000)       (23,536)      (2,353,536)

Balance at December 31, 1992     21,189,347        998,534       22,187,881
Net loss                           (242,007)        (2,445)        (244,452)
Distributions (note 9)           (2,330,000)       (23,536)      (2,353,536)

Balance at December 31, 1993     18,617,340        972,553       19,589,893
Net loss                           (452,772)        (4,573)        (457,345)
Distributions (note 9)           (2,330,000)       (23,536)      (2,353,536)

Balance at December 31, 1994    $15,834,568     $  944,444      $16,779,012


See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992


Cash Flows from Operating Activities:
                                1994            1993            1992

Net loss                        $  (457,345)    $  (244,452)    $  (486,291)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
   Minority interest                 (2,547)            (84)         (2,165)
   Depreciation and
   amortization                   1,873,237       1,835,776       1,907,886
   Increase in interest on
   zero coupon mortgage payable   4,588,658       4,154,130       3,760,753
   Increase (decrease) in cash
   arising from changes in
   operating assets and
   liabilities:
        Accounts receivable         (64,367)          2,830         (80,417)
        Deferred rent receivable   (193,549)        (99,629)        (16,300)
        Deferred charges            (53,417)        (26,334)              -
        Prepaid expenses and
        other assets                 (2,524)          7,249         (43,547)
        Accounts payable and
        accrued expenses           (103,767)         67,692         (46,123)
        Due to affiliates                66           2,400            (844)
        Security deposits payable     2,500           2,500          (4,168)
        Deferred income             (22,039)            (20)         53,417

Net cash provided by
operating activities              5,564,906       5,702,058       5,042,201

Cash Flows from
Investing Activities:

        Additions to real estate   (411,426)       (441,885)       (242,252)
        Cash-held in escrow               -          69,074         190,402

Net cash used for
investing activities               (411,426)       (372,811)        (51,850)

Cash Flows from
Financing Activities:

 Cash distributions to partners  (2,353,536)     (2,353,536)     (2,353,536)
 Cash distributions -
 Minority interest                  (53,134)        (52,113)        (65,143)

Net cash used for
financing activities             (2,406,670)     (2,405,649)     (2,418,679)

Net increase in cash              2,746,810       2,923,598       2,571,672
Cash at beginning of period       7,685,010       4,761,412       2,189,740

Cash at end of period           $10,431,820     $ 7,685,010     $ 4,761,412

Supplemental Disclosure of
Cash Flow Information:

Cash paid during the period
for interest                    $   234,077     $   230,000     $   230,001


See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Shopco Laurel Centre, L.P. ("SLC") was formed as a limited partnership on December 22, 1986 under the laws of the State of Delaware. The Partnership is the general partner of Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership, which owns Laurel Centre (the "Mall").

The general partner of SLC is Laurel Centre Inc. (the "General Partner") formerly Shearson Laurel Inc., an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers Inc. (see below).

On April 16, 1987, the Partnership commenced investment operations with the acceptance of subscriptions of 4,660,000 depositary units of limited partnership units, the maximum authorized by the limited partnership agreement ("Limited Partnership Agreement"). Upon the admittance of the additional limited partners, the Assignor Limited Partner withdrew from the Partnership. Registered holders ("Unit Holders") received an assignment of the economic, voting and other rights attributable to the limited partnership units held by the Assignor Limited Partner.

On July 31, 1993 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partner. However, the assets acquired by Smith Barney included the name "Shearson". Consequently, effective November 12, 1993, the general partner changed its name to Laurel Centre Inc. to delete any references to "Shearson".

2. Summary of Significant Accounting Policies
Basis of Accounting. The consolidated financial statements of SLC have been prepared on the accrual basis of accounting and include the accounts of SLC and the Owner Partnership. All significant intercompany accounts and transactions have been eliminated.

Real Estate. The real estate, which consists of building, land and improvements, are recorded at cost less accumulated depreciation and amortization. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of fixtures and equipment is computed under the straight-line method over an estimated useful life of 12 years. Amortization of tenant leasehold improvements is computed under the straight-line method over the lease term.

Organization Costs and Deferred Charges. Costs and charges are amortized on a straight-line basis over the following periods:

Fee for negotiating the acquisition of
the ownership of the Mall                               40 years
Fee for negotiating the property
management and leasing agreement                         6 years
Zero coupon loan legal fee                             9.5 years
Refinancing fees                                       5.8 years

Fees paid in connection with the acquisition of the property have been included in the purchase price of the property. Accordingly, such fees have been allocated to the basis of the land, building and improvements and are being depreciated over the estimated useful lives of those assets. Leasing commissions are amortized on a straight-line basis over the lease term.

Offering Costs. Offering costs are non-amortizable and are deducted from limited partners' capital.

Transfer of Units and Distributions. Net income or net loss from operations is allocated to the Unit Holders. Upon the transfer of a unit, net income or net loss from operations attributable to such unit generally is allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The Unit Holder of record on the first day of a calendar month is deemed to have transferred their interest on the first day of such month.

Distributions of operating cash flow, as defined in the Partnership Agreement, are paid on a quarterly basis to Unit Holders on record dates established by the Partnership, which generally fall on the last day of each quarter.

Income Taxes. No provision is made for income taxes since such liability is the liability of the individual partners.

Net Income (Loss) Per Limited Partnership Unit. Net income (loss) per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the year.

Rental Income and Deferred Rent. The Partnership rents its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

3. Real Estate
SLC's real estate, which was purchased on December 1, 1986, consists of the enclosed mall, the J.C. Penney Store and approximately 23 acres of land known as Laurel Centre, located in Laurel, Maryland (the "Mall"). The following is a schedule of minimum lease payments as called for under the lease agreements with Mall tenants:

	Year Ending
	December 31,

        1995            $ 4,635,352
        1996              4,488,140
        1997              4,331,049
        1998              3,822,118
        1999              3,582,020
        Thereafter       13,451,749

                        $34,310,428

In addition to the minimum lease amounts, the leases provide for percentage rents and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1994, 1993 and 1992, percentage rents amounted to $343,061, $338,712 and $370,589, respectively, and are included in rental income. For the years ended 1994, 1993 and 1992 temporary tenant income amounted to $307,035, $272,589 and $148,737, respectively and are included in rental income.

The appraised value of the mall at January 1, 1995 was $81,000,000.

4. Partnership Agreement
The SLC Partnership Agreement provides that, prior to the admission of the Assignor Limited Partner, profits and losses were allocated 1% to the initial limited partners and 99% to the General Partner. Thereafter, all income, profits, losses and cash distributions from operations are allocated 1% to the General Partner and 99% to the Unit Holders. Proceeds of sale and interim capital transactions will be allocated 99.5% to the Unit Holders until the Unit Holders receive their Unrecovered Capital and their Preferred Return Arrearage, as defined. Thereafter, net proceeds will generally be distributed 89% to the Unit Holders and 11% to the General Partner.

With respect to the Owner Partnership, SLC has a 98% interest and NAT Limited Partnership has a 2% interest in the income, profits and cash distributions of the Mall. Losses will be allocated 99% to SLC and 1% to NAT Limited Partnership. Upon sale or an interim capital transaction, SLC will receive 99.5% and NAT Limited Partnership will receive .5% of the net proceeds thereof until SLC receives an amount equal to its Unrecovered Capital and Preferred Return Arrearage, as defined. Thereafter, any remaining proceeds will be allocated 90% to SLC (11% to the General Partner and 89% to the Unit Holders) and 10% to NAT Limited Partnership.

5. Zero Coupon First Mortgage Note Payable
Financing for the purchase of the Mall was provided by a Zero Coupon Loan from Lending, Inc., formerly Shearson California Commercial Lending Inc., an affiliate of the General Partner (together with its successors and assignees, the "Zero Coupon Lender"), in the total amount of $22,500,000.

The nonrecourse Zero Coupon Loan accrues interest at an annual implicit rate of 10.2% per annum, compounded semi-annually. At maturity, defeasance or prepayment in connection with a major casualty, the Partnership will pay additional supplemental interest equal to 5% of any appreciation in value of the Mall occurring during the term of the Zero Coupon Loan in excess of $72,500,000 (the appraised value of the Mall as of January 1, 1987). The Zero Coupon Loan does not require the payment of any principal or interest currently and matures on October 15, 1996. It is secured by a first deed of trust on the Mall and an assignment of leases. The accreted amount of the Zero Coupon Loan at maturity will be $57,894,075.

During 1987, the Zero Coupon Lender sold a 76% participation interest in its right under the Zero Coupon Loan to Kemper Investors Life Insurance Company ("Kemper") in the amount of $17,100,000. Subsequently, in 1993, Kemper sold its participation interest to CBA Associates, Inc., ("CBA Associates"), a conduit entity which placed the loan into a pool of mortgages to be held by a Real Estate Mortgage Investment Conduit (the "REMIC Lender"). The participation interest sold did not include the additional supplemental interest obligation of the note of which 76% was subsequently acquired by Laurel Capital Growth Investors Corp.

Additionally in 1987, the Zero Coupon Lender sold its remaining 24% participation interest in its right under the Zero Coupon Loan to Capital Growth Mortgage Investors, L.P., an affiliate of the General Partner, in the amount of $5,400,000. The 24% participation sold to Capital Growth Mortgage Investors, L.P. included the additional supplemental interest obligation of the note.

6. Second Mortgage Note Payable
On December 12, 1990, the Partnership obtained a $2,000,000 note from Kemper. The note bears interest at 11.5% and is secured by a second mortgage lien on the real estate. Monthly payments of interest only are required until maturity on October 15, 1996, at which time the principal balance is due.

During 1993, Kemper sold its note to CBA Associates which placed the loan into a pool of mortgages to be held by the REMIC Lender.

7. Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation during 1986 in connection with the acquisition, management, organization and administrative services rendered to SLC of $2,491,000, representing $400,000 in organization fees, $300,000 in a property management negotiations and supervision fee, $500,000 in prepaid asset management fees and $1,291,000 in acquisition fees, of which $5,625 was unpaid at December 31, 1994 and 1993.

As of December 31, 1994 and 1993, $4,266 and $4,200, respectively, is due to affiliates for expenditures paid on behalf of the Partnership. For the years ended December 31, 1994, 1993, and 1992, $56,290, $55,113, and $47,996,
respectively, was earned by the affiliates.

Cash. Certain cash amounts reflected on the Partnership's balance sheet at December 31, 1994 were on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

8. Management Agreement
On December 1, 1986, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of NAT Limited Partnership, for the management of the Mall. The agreement, which expired on December 31, 1992, provided for an annual fee equal to 3% of the gross rents collected from the Mall, as defined, payable monthly. On September 1, 1993, the Partnership and Shopco Management Corporation executed a new management agreement which provides for an annual fee equal to 4.5% of the fixed minimum and percentage rents effective January 1, 1993. Scheduled to expire on December 31, 1995, this agreement allows for automatic renewal at one year intervals thereafter. For the years ended December 31, 1994, 1993 and 1992, management fee expense amounted to $276,795, $296,618 and $189,955, respectively.

9. Distributions to Limited Partners
Distributions to limited partners for each of 1994, 1993 and 1992 were $2,330,000 ($.50 per limited partnership unit). Cash distributions declared payable to limited partners at December 31, 1994 and 1993 were $582,500 ($.125 per limited partnership unit).
 10. Reconciliation of Consolidated Financial
Statement Net Loss and Partners' Capital to Federal Income Tax Basis Net Loss and Partners' Capital Reconciliations of consolidated financial statement net loss and partners' capital to federal income tax basis net loss and partners' capital follow:

                                1994            1993            1992

Consolidated financial
statement net loss              $   (457,345)   $   (244,452)   $   (486,291)

Tax basis depreciation
over financial statement
depreciation                        (272,504)       (279,294)       (249,433)

Tax basis recognition of
deferred charges under
financial statement recognition
of deferred charges                        -               -          35,859

Tax basis real estate
taxes under (over) financial
statement real estate taxes           10,612           5,263         (16,839)

Tax basis rental income over
(under) financial statement
rental income                       (213,434)       (114,790)         52,884

Tax basis minority interest
under financial statement
minority interest                     (9,296)         (9,271)         (9,270)

Federal income tax
basis net loss                  $   (941,967)   $   (642,544)   $   (673,090)


                                1994            1993            1992

Financial statement
basis partners' capital         $16,779,012     $19,589,893     $22,187,881

Current year financial
statement net loss over
federal income tax
basis net loss                     (484,622)       (398,092)       (186,799)

Cumulative financial
statement net income over
federal income tax
basis net loss                   (4,669,385)     (4,271,293)     (4,084,494)

Federal income tax
basis partners' capital         $11,625,005     $14,920,508     $17,916,588

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts determined above may be subject to change at a later date upon final determination by the respective taxing authorities.


Schedule II Valuation and Qualifying Accounts

                        Balance at      Charged to                   Balance at
                        Beginning       Costs and                    End of
                        of Period       Expenses        Deductions   Period

Allowance for
doubtful accounts:

Year ended
December 31, 1992:      $  106,492      $ 64,365        $ 78,153     $ 92,704


Year ended
December 31, 1993:          92,704        32,267           3,250      121,721


Year ended
December 31, 1994:      $  121,721      $ 81,610        $ 71,572     $131,759


SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation

December 31, 1994


                                                         Cost Capitalized
                                                         Subsequent
                        Initial Cost to Partnership (A)  To Acquisition
                ---------------------------------------

                                                         Land,
                                         Buildings and   Buildings and
Description     Encumbrances  Land       Improvements    Improvements


Shopping Center
Laurel, MD      $50,456,864   $5,058,967 $56,039,671     $7,416,744


Total           $50,456,864   $5,058,967 $56,039,671     $7,416,744




SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994


              Gross Amount at Which Carried at Close of Period(B)
              ---------------------------------------------------

                          Buildings and                            Accumulated
Description   Land        Improvements    Total                    Depreciation


Shopping
Center
Laurel, MD    $5,304,011  $63,211,371     $68,515,382              $12,170,608


              $5,304,011  $63,211,371     $68,515,382              $12,170,608



SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994


                                                        Life on which
                                                        Depreciation
                                                        in Latest
                Date of         Date                    Income Statements
Description     Construction    Acquired                is Computed


Shopping Center
Laurel, MD      1979            12/86                   Building 40 years
                                                        Imprvmnts 12 years



(A) The initial cost to the Partnership represents the original purchase price of the property.

(B) For Federal income tax purposes, the costs basis of the land, building and improvements at December 31, 1994 is $68,630,383.


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:        1994            1993            1992

Beginning of year               $68,106,262     $67,664,377     $67,422,125
Additions                           409,120         441,885         242,252
Dispositions

End of year                     $68,515,382     $68,106,262     $67,664,377


Accumulated Depreciation:

Beginning of year               $10,346,073     $ 8,550,988     $ 6,770,946
Depreciation expense              1,824,535       1,795,085       1,780,042
Dispositions

End of year                     $12,170,608     $10,346,073     $ 8,550,988


EXHIBIT 10.15















                 LIMITED APPRAISAL OF REAL PROPERTY

                 Laurel Centre
                 U.S. Route 1
                 City of Laurel,
                 Prince George's County, Maryland








                 IN A SUMMARY REPORT

                 As of January 1, 1995






                 Prepared For:

                 Laurel Owner Partners Limited Partnership
                 3 World Financial Center, 29th Floor
                 New York, New York  10285




                 Prepared By:

                 Cushman & Wakefield, Inc.
                 Valuation Advisory Services
                 51 West 52nd Street
                 New York, New York 10019





  February 1, 1995



  Laurel Owner Partners Limited Partnership
  3 World Financial Center, 29th Floor
  New York, New York  10285

  Re:   Limited Appraisal of Real Property
   Laurel Centre
   U.S. Route 1
   City of Laurel, Prince George's County, Maryland

  Gentlemen:

   In fulfillment of our agreement as outlined in the Letter of Engagement, Cushman & Wakefield, Inc. is pleased to transmit our report estimating the market value of the leased fee estate in the referenced real property.

   As specified in the Letter of Engagement, the value opinion reported below is qualified by certain assumptions, limiting conditions, certifications, and definitions, which are set forth in the report.

   This report was prepared for Laurel Owner Partners Limited Partnership ("Client") and it is intended only for the specified use of the Client. It may not be distributed to or relied upon by other persons or entities without written permission of the Appraiser.

   The property was inspected by and the report was prepared by Richard W. Latella, MAI. Jay F. Booth also inspected the property and provided significant assistance in the preparation of the report and the cash flows contained herein.

   This is a limited appraisal prepared in accordance with the Departure Provision of the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. The results of the appraisal are being conveyed in a Summary report according to our agree- ment. By mutual agreement, this limited appraisal contains something less than the work required by the specific guidelines of the Uniform Standards of Professional Appraisal Practice. In this case, the Cost Approach, which might have been appropriate to this appraisal, has not been developed. We have relied upon the Sales Comparison and Income Approaches as being particularly relevant to the appraisal of this property. Furthermore, we are providing this report as an update to our last analysis which was prepared as of January 1, 1994. As such, we have primarily reported only changes to the property and its environs over the past year.

   As a result of our analysis, we have formed an opinion that the market value of the leased fee estate in the referenced property, subject to the assumptions, limiting conditions, certifications, and definitions, as of January 1, 1995, was:

                       EIGHTY ONE MILLION DOLLARS
                               $81,000,000

   This letter is invalid as an opinion of value if detached from the report, which contains the text, exhibits, and an Addenda.

  Respectfully submitted,

  CUSHMAN & WAKEFIELD, INC.



  Richard W. Latella, MAI
  Senior Director
  Retail Valuation Group
  Maryland Certified General
  Real Estate Appraiser License No. 10462



  Jay F. Booth
  Valuation Advisory Services


  RWL:JFB:emf



                    SUMMARY OF SALIENT FACTS AND CONCLUSIONS



  Property Name:                   Laurel Centre

  Location:                        U.S. Route 1
                                   City of Laurel,
                                   Prince George's County, Maryland

  Interest Appraised:              Leased fee

  Date of Value:                   January 1, 1995

  Date of Inspection:              January 13, 1995

  Ownership:                       Laurel Owner Partners
                                     Limited Partnership

  Land Area:                       21.84 acres (appraised portion of
                                     mall site)

  Zoning:                          C-SH, Commercial Shopping Center

  Highest and Best Use
     If Vacant:                    Retail/commercial use built to its maxi-
                                     mum feasible FAR.

     As Improved:                  Continued retail/commercial use as a
                                     regional shopping center.

  Improvements
     Type:                         Two-level regional mall.

     GLA:                          Hecht's                  118,354 SF *
                                   Montgomery Ward          161,204 SF *
                                   J.C. Penney             136,864 SF
                                        Total Anchor Stores416,422 SF

                                        Mall Shops         245,217 SF

                                        Total GLA
                                        (Occupancy Area)   661,639 SF

                                        * Separately owned.  The total ap-
                                          praised GLA amounts to 382,081
                                          square feet and includes J.C. Penney
                                          and the Mall Shops.

     Condition:                    Good

  Operating Data and Forecasts
     Current Occupancy:            93.6% based on mall shop GLA, (Inclu-
                                     sive of pre-committed tenants)

     Forecasted Stabilized Occupancy:   97.0%

     Forecasted Date of Stabilized Occupancy: March 1, 1997

     Operating Expenses
        Forecasted (1995):         $4,511,769 ($18.40/SF of mall GLA)

  Value Indicators
     Sales Comparison Approach:    $79,600,000 to $81,600,000

     Income Approach
        Direct Capitalization:     $81,500,000

        Discounted Cash Flow:      $81,000,000

  Investment Assumptions
     Rent Growth Rate:             +2% - 1996
                                        +3% - 1997
                                        +4% - 1998-2004
     Expense Growth Rate:                    +4% - 1994-2003
     Sales Growth Rate:            +2% - 1995
                                   +3% - 1996
                                        +4% - 1997-2004
     Other Income:                 +3% - 1995-2004
     Tenant Improvements-New
        Mall Tenants:              $  8.00/SF
     Tenant Improvements-Renewing
        Mall Tenants:              $  1.50/SF
     Vacancy between Tenants:      6 months
     Renewal Probability:          75%
     Terminal Capitalization Rate: 8.25%
     Cost of Sale at Reversion:    2.0%
     Discount Rate:                11.75%

  Value Conclusion:                $81,000,000

  Exposure Time Implicit in Value Conclusion:     Not more than 12 months

  Resulting Indicators
     Going-In Overall Rate:        8.11%
     Price per Square Foot of Owned GLA:     $212.00
     Price per Square Foot of Mall Shop GLA: $330.32

  Special Risk Factors:            None

  Special Assumptions

  1. Throughout this analysis we have relied on information provided by ownership and management which we assume to be accurate. Negotiations are currently underway with additional mall tenants that will enhance the mall's overall appeal and merchandising strategy. In addition, we are advised that a few existing tenants will be leaving the mall as a result of parent company bankruptcies and remerchandising efforts. All tenant specific assumptions are identified within the body of this report.

  2. Our cash flow analysis and valuation has recognized that all signed as well as any pending leases with a high probability of being consummated are implemented according to the terms presented to us by Shopco. Such leases are identified within the body of this report.

  3. During 1990, the Americans With Disabilities Act (ADA) was passed by Congress. This is Civil Rights legislation which, among other things, provides for equal access to public placed for disabled persons. It applied to existing structures as of January 1992 and new construction as of January 1993. Virtually all landlords of commercial facilities and tenants engaged in business that serve the public have compliance obligations under this law. While we are not experts in this field, our understanding of the law is that it is broad-based, and most existing commercial facilities are not in full compliance because they were designed and built prior to enactment of the law. We noticed no additional "readily achievable barrier removal" problems but we recommend a compliance study be performed by qualified personnel to determine the extent of non-compliance and cost to cure.

   We understand that, for an existing structure like the subject, compliance can be accomplished in stages as all or portions of the building are periodically renovated. The maximum required cost associated with compliance-related changes is 20 percent of total renovation cost. A prudent owner would likely include compliance-related charges in periodic future common area and tenant area retrofit. We consider this in our future projections of capital expenditures and retrofit allowance costs to the landlord.

   At this time, most buyers do not appear to be reflecting future ADA compliance costs for existing structures in their overall rate or price per square foot decisions. This is recent legislation and many market participants are not yet fully aware of its consequences. We believe that over the next one to two years, it will become more of a value consideration. It is important to realize that ADA is a Civil Rights law, not a building code. Its intent is to allow disabled persons to participate fully in society and not intended to cause undue hardship for tenants or building owners.


  4. We are not aware of any environmental hazards or conditions on or about the property that would detract from its market value. Our physical inspection gave us no reason to suspect that such conditions might exist. However, we are not experts in the detection of environmental contaminants, or the cost to cure them if they do exist. We recommend that appropriate experts be consulted regarding these issues. Our analysis assumes that there are no environmental hazards or conditions affecting the property.

  5. The forecasts of income, expenses and absorption of vacant space are not predictions of the future. Rather, they are our best estimates of current market thinking on future income, expenses and demand. We make no warranty or representation that these forecasts will materialize.

  6. Please refer to the complete list of assumptions and limiting conditions included at the end of this report.


                               **    PHOTOGRAPHS   **

                           Exterior views of Laurel Centre.

                           Interior views of Laurel Centre.




                                   TABLE OF CONTENTS



                                                                     Page

  INTRODUCTION . . . . . . . . . . . . . . . . . . . . . .
     Identification of Property. . . . . . . . . . . . . .              1
     Property Ownership and Recent History . . . . . . . .              1
     Purpose and Function of the Appraisal . . . . . . . .              1
     Extent of the Appraisal Process . . . . . . . . . . .              2
     Department from Specific Guidelines . . . . . . . . .            2-3
     Date of Value and Property Inspection . . . . . . . .              3
     Property Rights Appraised . . . . . . . . . . . . . .              3
     Definitions of Value, Interest Appraised,and Other Pertinent Terms 3-4
     Legal Description . . . . . . . . . . . . . . . . . .              3

  REGIONAL ANALYSIS. . . . . . . . . . . . . . . . . . . .          5- 46

  LOCATION ANALYSIS. . . . . . . . . . . . . . . . . . . .         47- 49

  RETAIL MARKET ANALYSIS . . . . . . . . . . . . . . . . .         50- 72

  THE SUBJECT PROPERTY . . . . . . . . . . . . . . . . . .             73

  REAL PROPERTY TAXES AND ASSESSMENTS. . . . . . . . . . .             74

  ZONING . . . . . . . . . . . . . . . . . . . . . . . . .             75

  HIGHEST AND BEST USE . . . . . . . . . . . . . . . . . .             76

  VALUATION PROCESS. . . . . . . . . . . . . . . . . . . .             77

  SALES COMPARISON APPROACH. . . . . . . . . . . . . . . .         78-100

  INCOME APPROACH. . . . . . . . . . . . . . . . . . . . .        101-152

  RECONCILIATION AND FINAL VALUE ESTIMATE. . . . . . . . .        153-155

  ASSUMPTIONS AND LIMITING CONDITIONS. . . . . . . . . . .        156-158

  CERTIFICATION OF APPRAISAL . . . . . . . . . . . . . . .            159
     ADDENDA
     OPERATING EXPENSE BUDGET
     TENANT SALES REPORT
     PRO-JECT LEASE ABSTRACT REPORT
     PRO-JECT PROLOGUE ASSUMPTIONS REPORT
     PRO-JECT TENANT REGISTER REPORT
     PRO-JECT LEASE EXPIRATION REPORT
     ENDS FULL DATA REPORT
     CUSHMAN & WAKEFIELD INVESTOR SURVEY
     APPRAISERS' QUALIFICATIONS
       PARTIAL CLIENT LIST

                                 INTRODUCTION



  Identification of Property

   The Laurel Centre Mall is an enclosed regional mall located on U.S. Route 1 in Laurel, Maryland. It is an integral part of Laurel Centre, a 1,100,000 square foot regional shopping complex containing both enclosed and open air sections. The enclosed mall is a two level, modern shopping complex with a total occupancy area of 661,639 square feet. Anchor tenants consist of J.C. Penney (136,864 square feet), Montgomery Ward (161,204 square feet), and Hecht's (118,354 square feet). The latter two stores are independently owned and are not a part of this appraisal. The gross leasable area of the enclosed mall subject to this appraisal amounts to 382,081 square feet of which mall stores occupy 245,217 square feet. This portion of the mall is situated on a 21.84 acre site situated on the west side of U.S. Route 1 at Cherry Lane.

   The Laurel Centre Mall is the area's dominant retail center. It is supported by an ex- panding population base with income levels above regional averages. The immediate neighborhood continues to be the recipient of significant commercial and residential growth.

  Property Ownership and Recent History

   Title to the subject is held by Laurel Owner Partners Limited Partnership. It is current- ly occupied by a number of tenants as a place of business. Details of the existing major tenant leases are contained in our files.

  Purpose and Function of the Appraisal

   The purpose of this limited appraisal is to provide an estimate of the market value of the leased fee estate in the subject property as of January 1, 1995. Our analysis reflects conditions prevailing as of that date. Our last appraisal was completed on January 1, 1994 and we have focused our analysis on changes to the property and market conditions since that time. The function of this appraisal is to provide an independent valuation analysis and to assist in monitoring ownership's investment in the property.

  Extent of the Appraisal Process

  In the process of preparing this appraisal, we:

       Inspected the exterior of the building and the site improvements and a representative sample of tenant spaces with Joe Sirni, the mall manager.

       Interviewed representatives of the property management company, Shopco.

       Reviewed leasing policy, concessions, tenant build-out allowances and history of recent rental rates and occupancy with the mall manager.

       Reviewed a detailed history of income and expense and a budget forecast for 1995 including the budget for planned capital expenditures and repairs.

       Conducted market research of occupancies, asking rents, concessions and operating expenses at competing retail properties including interviews with on-site managers and a review of our own data base from previous appraisal files.

       Prepared an estimate of stabilized income and expense (for capitalization purposes).

       Conducted market inquiries into recent sales of similar regional malls to ascertain sales price per square foot, net income multipliers and capitalization rates. This process involved telephone interviews with sellers, buyers and/or participating brokers.

       Prepared Sales Comparison and Income Approaches to value.


  Departure from Specific Guidelines

   This is a limited appraisal prepared in accordance with the Departure Provision of the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation. In this case, the Cost Approach, which might have been appropriate to this appraisal, has not been developed. Furthermore, the report primarily addresses changes to the property and its environs over the past year and does not provide a detailed discussion of these items.

    By definition, a limited appraisal is considered to be less reliable than a complete appraisal in that it does not contain all of the data and analysis normally found in a complete appraisal.

  Date of Value and Property Inspection

     On January 13, 1995 Jay F. Booth inspected the subject property and its environs. Richard W. Latella, MAI also inspected the property on January 15, 1995. Our date of value is January 1, 1995.

  Property Rights Appraised

   Leased fee estate.

  Definitions of Value, Interest Appraised, and Other Pertinent Terms

   The definition of market value taken from the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation, is as follows:

   The most probable price which a property should bring in a competitive and open market under all conditions requisite to a fair sale, the buyer and seller, each acting prudently and knowledgeably, and assuming the price is not affected by undue stimulus. Implicit in this definition is the consummation of a sale as of a specified date and the passing of title from seller to buyer under conditions whereby:

   1. Buyer and seller are typically motivated; 2. Both parties are well informed or well advised, and acting in what they consider their best interests; 3. A reasonable time is allowed for exposure in the open market;
   4. Payment is made in terms of cash in United States dollars or in terms of financial arrangements comparable thereto; and 5. The price represents the normal consideration for the property sold unaffected by special or creative financing or sales concessions granted by anyone associated with the sale. Exposure Time Under Paragraph 3 of the definition of market value, the values estimate presumes that "a reasonable time is allowed for exposure in the open market." Exposure time is defined as the estimated length of time the property interest being appraised would have been offered on the market prior to the hypothetical consummation of a sale at the market value on the effective date of the appraisal. Exposure time is presumed to precede the effective date of the appraisal.

   Definitions of pertinent terms taken from the Dictionary of Real Estate Appraisal, Third Edition (1993), published by the Appraisal Institute, are as follows:

   Leased Fee Estate

   An ownership interest held by a landlord with the rights of use and occupancy conveyed by lease to others. The rights of the lessor (the leased fee owner) and the leased fee are specified by contract terms contained within the lease.

   Market Rent

   The rental income that a property would most probably command on the open market; indicated by the current rents paid and asked for comparable space as of the date of the appraisal.

   Definitions of other terms taken from various other sources are as follows:

   Market Value As Is on Appraisal Date

   Value of the property appraised in the condition observed upon inspection and as it physically and legally exists without hypothetical conditions, assumptions, or qualifications on the effective date of appraisal.

  Legal Description

     A legal description is retained in our files.

                                REGIONAL ANALYSIS

   Real estate is an immobile asset. Consequently, the economic trends affecting the quality of one location relative to competing locations within a market area, or as compared to another market area, are important. For this reason, it is helpful to examine both past performance and future trends affecting the economy. The following analysis examines key components of the subject's region.

   The market value of real property is influenced by four primary forces: physical, social, economic and governmental factors. These forces determine the supply and demand for real property which, in turn, determines its market value. This discussion will examine the trends in the Baltimore and Washington metropolitan areas which influence and create value in real estate.

   Laurel Centre depends heavily upon the strength of the regional economy that is the foundation for market demand for its retail goods and services. Disposable income and a climate favorable for retail spending are determined in large part by the strength of the economic base of its trade area and beyond.

   Laurel Centre is influenced primarily by Baltimore, Maryland's economy and Washington, D.C. Many of Laurel Centre's shoppers work in either of these two cities or their suburbs. Transportation to either of these nodes of employment have been improved over the past several years, thus more closely linking Laurel to both cities. In turn, Laurel has developed as a bedroom suburb and is now more dependent on both cities for its prosperity, stability and growth.

  Washington Metropolitan Area

   Introduction
    The real estate market is affected by a full circle of supply and demand factors. As examples, growth trends in population and the number of households affect the general demand for housing, offices, shopping centers, warehouses; the employment opportunities and unemployment levels influence the ability or desire to buy or rent and the quality/cost of the facilities sought; demographics influence the types of units demanded; and general economic conditions affect the attitudes of the populace towards the future. The following analysis will review each of the major factors affecting the supply and demand for real estate in the metropolitan area. The discussion is organized to provide the reader with an overview of the area's geographic scope and facilities infrastructure, followed by discussions of the key economic factors affecting supply and demand under the following headings:

                        Background
                        Area Definition
                        Infrastructure
                        Population
                        Employment and The Economy
                        Household Demographics
                        Recent Trends

  Background

   Washington, D.C. is unique among American cities. As our nation's capital, it serves as a focal point for our country both politically and economically. In the role as host city for a major world power, it attracts people from all over the world. Washington has been dubbed a "recession proof" city in that it is insulated, as some have argued, from the full effects of economic ups and downs by the stabilizing influence of the federal government as the area's biggest employer. From the 1950s through the 1980s, the size of government continually increased, which brought about an increase in government employment and population in the Washington area.

  Area Definition

   The metropolitan Washington area is all of the Washington Metropolitan Statistical Area (MSA) as defined by the U.S. Department of Commerce, Bureau of the Census, as of June 1983. The Washington MSA includes: District of Columbia; the Maryland Counties of Calvert, Charles, Frederick, Montgomery and Prince George's; the Virginia Counties of Arlington, Fairfax, Loudoun, Prince William and Stafford; and the Virginia independent Cities of Alexandria, Fairfax, Falls Church, Manassas, and Manassas Park. Prior to the 1983 redefinition of the Washington MSA, the Maryland counties of Calvert and Frederick and the Virginia county of Stafford were excluded. The addition of these counties enlarged the metropolitan area from approximately 2,800 square miles to 3,956 square miles. Please refer to the Washington MSA map on the following page.

   Effective December 31, 1992, the Department of Commerce created a new Washington-Baltimore-D.C.-MD-VA-WVa CMSA (consolidated metropolitan statistical area) that includes the primary Washington, D.C. and Baltimore MSAs, plus a new Hagerstown MSA and nine additional counties in Virginia and West Virginia. The expanded market was created to reflect the area's household and employment patterns and is highly touted by economic development agencies. The current Washington, D.C. metropolitan area is the appropriate focus for this analysis, however, since the pertinent market is more localized.

   The population, housing and employment characteristics of the region are best defined by starting at the area's central jurisdictions: the District of Columbia, Arlington County, and the City of Alexandria; then moving outward to the first suburban tier of counties: Fairfax County, City of Fairfax, City of Falls Church, Prince George's County, and Montgomery County; and thence to the outer tier of suburbs: Loudoun County, Prince William County, Manassas and Manassas Park, Frederick County, Calvert County, Charles County, and Stafford County.

  Transportation
   The Capital Beltway (I-495) is one of the most important factors driving development in the Washington area. It has tied the Maryland and Virginia suburbs together and significantly influenced real estate investment patterns. One of the primary results has been a steady rise in land prices in the vicinity of the Beltway. Apartments, light industrial facilities, distribution warehouses, and shopping centers have gone up wherever the Beltway crosses other major highways. Interestingly, closer-in sites have often been by-passed in favor of locations adjacent to the Beltway.

   In addition to the Beltway, Washington is connected to I-95, the major north-south interstate highway that extends most of the length of the Atlantic coast, and I-66, an east-west highway that begins in Washington, D.C. and connects
  westward to other interstate highways in Virginia and West Virginia.

   The Washington Metropolitan Area Transit Authority (WMATA) provides transit service in Maryland, the District of Columbia, and Virginia, including both rapid rail and bus transportation. The rapid rail network, referred to as MetroRail, will cover 103 miles with 86 stations in D.C, suburban Maryland and Virginia when completed in the late 1990s. The construction of MetroRail has had a major impact on land values around the stations and has spurred dramatic new development, both in downtown Washington and in suburban areas. Major new office and mixed use projects have been built around the Metro stops. In particular, portions of downtown Washington and Arlington County have experienced an economic revitalization due to the opening of MetroRail. Apartment projects often market themselves as being close to MetroRail stations and typically command rents at the high end of the market and higher occupancies as a result. The same could be said for various primary employment centers and major retail facilities.

   In terms of air transportation, the Washington area is served by three major airports: Washington National, Baltimore/Washington International and Washington Dulles International. Washington National, located in Arlington County, is located four and one- half miles from the U.S. Capitol, and transports over 16 million passengers per year. The airport was built in the 1940s and is currently undergoing major renovations and expansion, which primarily includes a new terminal building and improved parking.

   Washington Dulles International Airport is bisected by the Loudoun County, Fairfax County line and lies in the western part of the MSA. The Dulles Access Road provides quick access to the airport, along with the Capital Beltway (I-495) which connects Fairfax County to the Washington metropolitan area. The Dulles Toll Road is a commuter road bordering the Dulles Access Road that is being studied for expansion and extension to Leesburg (Route 15) and past Dulles Airport.

   Opened in 1962, Dulles Airport has been an important factor in the growth of the regional economy of Northern Virginia. In 1985, it became the fastest growing airport in the United States. Currently 19 airlines service the airport with 500 daily departures serving 30,000 passengers. Three major airlines have established regional hubs here including United Airlines, Continental, and Delta Airlines. Further, international carriers including Air France, British Airways, All Nippon Airways, TWA, Lufthansa and Swiss Air.

   The Baltimore/Washington International Airport (BWI) is located in the southern portion of the Baltimore MSA in Anne Arundel County, ten miles from downtown Baltimore, and 30 miles from Washington, D.C. This airport hosts 18 passenger airlines that provide direct air service to 135 cities in the United States and Canada. BWI also provides service
to air-freight carriers
  with its 110,000 square foot air cargo complex. When compared with Dulles and Washington National Airport, BWI services 28 percent of commercial pass-engers, 38 percent of commercial operations and 57 percent of freight customers. BWI has spawned the development of 15 new business parks and several hotels, has created nearly 10,000 jobs, and has generated a state-wide economic impact of $1.7 billion in the form of business sales made, goods and services purchased, and wages and taxes paid.

  Government Services and Structures

   The Washington, D.C. metropolitan area contains fourteen different municipal jurisdictions, including the District of Columbia, ten counties and three cities in two states. Local governments provide typical municipal services found in a major metropolitan area, including welfare and social services, refuse collection, emergency services, public education, and a variety of regulatory functions. Each municipality has its own zoning ordinance and governmental structure.

   In addition to the local governments, the District of Columbia is the headquarters for the federal government. Major federal agencies are located throughout the District of Columbia and many of the surrounding suburbs. The support functions for many agencies have been relocated to the less expensive suburbs.

   The area is also served by several cross-jurisdictional agencies. These include the Maryland National-Capital Park and Planning Commission (MNCPPC) which provides planning and zoning coordination to the Maryland suburbs. The Washington Metropolitan Area Transit Authority (WMATA), which was referred to earlier, is the regional public transit authority. The Metropolitan Washington Council of Governments performs studies on metropolitan economic and business issues and promotes the region to outsiders.

  Public and Private Amenities
   As the nation's capital, the District of Columbia houses many national museums, monuments, and institutions that attract visitors to the area from around the world. Washington, D.C. is one of the leading tourist destinations for domestic travelers and foreign visitors to the United States.
   In
  addition, the metropolitan area is a strong supporter of the performing arts. The Kennedy Center is the area's main stage for plays, opera, and symphony presentations, but there are indoor and outdoor stages and theaters in all of the adjacent jurisdictions. Professional athletics are played at RFK Stadium (football) in southeast Washington, D.C. and the Capital Centre Arena (basketball and hockey) in Landover, Maryland. Baseball is played at Oriole Park at Camden Yard in Baltimore.

   The region also offers numerous private and public golf courses, municipal parks, and bicycle and jogging trails. One unique feature of the region's outdoor attractions is the C&O Canal. The canal is maintained as a national park and follows the Maryland side of the Potomac River between Georgetown in northwest Washington, D.C. and Cumberland, Maryland. The Potomac River is an active recreational areas for fishing and various kinds of boating.

   The public and private primary schools in the region include many with national standing. The school districts face the typical challenges encountered in urban centers with mixes of high and low income neighborhoods and growing immigrant populations without English language skills. On average, the suburban school districts tend to be better funded than those in the District of Columbia.

   With respect to higher education, the region has a network of nationally recognized universities and regional and community colleges, including George Washington University, Georgetown University, American University, the University of Maryland, Howard University, Gallaudet University, The University of the District of Columbia, Catholic University, George Mason University, and Trinity College.

   In review, the metropolitan area has a well established infrastructure of roadways, light rail and bus systems, airports, attractive business and residential neighborhoods, and many quality of life features that continue to make Washington, D.C. a desirable place to work and live. There are continuing efforts by municipal agencies to improve public transportation, especially the commuter rail system, so as to ease road congestion and lessen air pollution. The District of Columbia and nearby suburban office concentrations remain the area's primary business destinations. Thus, improvement of the public transportation system to facilitate wider access to the District and, more importantly, connecting the suburban business centers is essential for long-term growth.

  Population

   This section will examine the population size and age trends for the metropolitan area. A summary table is shown on the next page with a map showing population density on the facing page. Employment, income, and household related demographics will be reviewed separately.

   According to the United States Census Bureau's 1990 data for MSA's and CMSA's (Combined Metropolitan Statistical Areas), the Washington, D.C. MSA ranks seventh in the nation in terms of total population.

   The Washington area increased in population by 20.7 percent between 1980 and 1990, or an average annual rate of 2.1 percent. The rate of growth has slowed somewhat with the population change between 1990 and 1993 having decreased to 1.4 percent. Nonetheless, population growth in the region during the 1980s far exceeded the growth during the 1970s, when the region grew by an average of only 21,000 persons per year. During the 1980s, the region had an average growth of roughly 67,000 persons per year.


   Interestingly, however, while there was an overall increase in population, this increase was by no means uniform within the component jurisdictions of the Washington MSA. The 1980s saw a shift in population from the inner-city and close-in suburbs to the more remote suburban areas, a trend which continues even today. The District of Columbia decreased in population during this period with an average annual population decline of 0.5 percent. The annual rate of decline grew to 1.2 percent by 1993. Arlington County and the City of Alexandria both grew moderately during the 1980s, but have shown some decline between 1990 and 1993.

   In contrast, the inner suburbs had an annual average growth rate of 2.5 percent during the 1980s, with both Fairfax County, Virginia, and Montgomery County, Maryland having growth rates of 3.7 percent and 3.1 percent, respectively. Both counties were the main suburban benefactors of commercial office and retail development for this period and population increases were primarily concentrated in the outer portions of the counties.
   The largest
  population increases occurred in the outer suburbs, areas beyond the first tier communities surrounding the District. The average annual rate of increase in these areas was 4.4 percent. However, the rate of increase has fallen off since 1990, a phenomena concurrent with the slow down in the economy and government downsizing.

   The following chart presents population data and the average growth rates for the various jurisdictions in the MSA.


                           Population Changes
                1990 Census Estimates Versus 1980 Census
                ________________________________________

                       Population
        Jurisdiction   (Thousands)

                           1980     1990    1993 (est)  Annual Average
                                                        Growth Rate (%)
                                                        1980-90 1990-93
   ____________________________________________________________________
      Dist. of Columbia    638.3    606.9   584.8        -0.5    -1.2
      Arlington County     152.6    170.9   170.0         1.2    -0.2
      City of Alexandria   103.2    111.2   110.3         0.8    -0.3
   Central Jurisdictions   894.1    889.0   865.1        -0.1    -0.9
      Fairfax County       596.9    818.6   883.3         3.7     2.6
      City of Fairfax       19.4     19.6    19.5         0.1    -0.2
      City of Falls Church   9.5      9.6     9.5         0.1    -0.4
      Montgomery County    579.1    757.0   804.4         3.1     2.1
   Prince George's County  665.1    729.3   746.9         1.0     0.8
   Inner Suburban Area    1870.0  2,334.1  2463.6         2.5     1.9
      Loudoun County        57.4     86.1    94.5         5.0     3.3
   Prince William County   144.7    215.7   237.8         4.9     3.4
   Cities of Manassas/
   Manassas Park            22.0     34.7    38.9         5.8     4.0
   Frederick County        114.8    150.2   160.1         3.1     2.2
   Calvert County           34.6     51.4    56.5         4.9     3.3
   Charles County           72.7    101.2   108.6         3.9     2.4
    Stafford County         40.5     61.2    68.3         5.1     3.9
   Outer Suburban Area     486.7    700.5   764.7         4.4     3.1
  ____________________________________________________________________
   METRO AREA TOTAL      3,250.8  3,923.6 4,093.4         2.1     1.4

  ____________________________________________________________________
  Note: The list of municipalities corresponds to the DC-VA-MD MSA prior to the December 31, 1992 expansion.


  Source: U.S. Census Data and 1993 Estimate Provided By Equifax National Decision Systems, Inc.
  _______________________________________________________________________

        We noted earlier that the District of Columbia actually lost population over the past ten years while the suburban areas grew. It is important to note, however, that this phenomenon is being seen in most major metropolitan areas in the United States. Nevertheless, in relative terms, the population decreases in Washington, D.C. versus population increases in suburban areas is significantly less than that seen in other parts of the country, thus attesting to the continuing strength and viability, albeit somewhat lessened given the more recent recessionary trends, of the metropolitan area's inner city.

  Age Distribution

   As can be seen in the following chart, the percentage of the region's infant and elderly populations increased between 1980 and 1990. Interestingly, however, the number of working aged residents increased the most in absolute numbers. The number of youths and teenagers shrank. The table on the following page displays the data.


                        Population Trends By Age
                   (Council of Governments Members)
                   ________________________________

                     1980         1990       % Change

     0 to 4 Years    192,372      262,578     +36.5%
     5 to 17 Years   636,733      585,949      -7.2%
     18-64 Years   2,020,989    2,509,056     +24.1%
   Over 65 Years     235,875      317,538     +34.6%
   _________________________________________________

   Source: 1980 and 1990 Census Data; Metropolitan Washington Council of
           Governments: Where We Live: Housing and Household Characteristics in the Washington Metropolitan Region, April, 1993.
   _________________________________________________

  For the region, the District of Columbia was the only major jurisdiction to lose working age adults (down 1.9 percent). The largest gains among working age adults were in the inner suburbs of Montgomery and Prince George's County in Maryland and Arlington, Fairfax, and Loudoun Counties in Virginia. Increases in the elderly population were spread across all municipalities.

  As of the 1990 Census, the population's age distribution was 21 percent under 30 years, 39 percent between the ages of 30 and 49 years, and 12 percent between 50 and 64 years of age. These are the key working age groupings.

  Employment and The Economy

  The employment picture has a very significant effect on the demand for real estate. High unemployment rates and business downsizing, for example, reduce the number of households able to buy homes. Similarly, a growth economy creates increasing demand for goods and services. This section will review the recent trends and the outlook for employment in the Washington, D.C. region.

  We noted at the beginning of this section that the Washington D.C. metropolitan area is often referred to as a recession-proof city, insulated from the real effects of unemployment and economic volatility. This characterization stems from the influence of the federal government as a major employer, the recent federal announcements of governments downsizing notwithstanding. It is also important to note that while the presence of the federal government provides a stability factor unavailable in any other major urban center, the region has established a diverse economic climate over the past decade. This issue is addressed in the following section.

  Employment Characteristics

  Unlike other metropolitan areas, government has traditionally been the largest employer in the Washington MSA, with almost one out of every four jobs provided by the Federal, State or local governments. Furthermore, many thousands of private sector jobs are provided by firms who either are affiliated with, or dependent upon, the government.

  The following table shows the area's employment as a percent of total employment for each industry group for the past six years, and the year-to-year growth rates in total employment.


                        Non-Agricultural Employment
                    Percent Share of Total Employment
                                  (%)
                    _________________________________

                                                             Annual
       Industry   1987  1988  1989  1990  1991  1992  1993  Growth %

  Manufacturing    4.1   4.1   4.0  3.9   3.8   3.6   3.9     -0.9
  Construction     6.4   6.6   6.6  6.0   4.8   4.4   4.4     -6.1
  T.C.U. *1        4.8   4.9   4.9  4.8   4.8   4.7   4.5     -1.1
  Wholesale Trade  3.6   3.6   3.5  3.5   3.4   3.3   3.4     -0.9
  Retail Trade    16.4  16.2  16.1  15.9  15.6  15.4  15.4    -1.0
  F.I.R.E. 2       5.9   5.9   5.8   5.9   5.9   5.8   5.7    -0.6
  Services        31.9  32.4  33.0  33.7  34.3  34.9  35.1    +1.6
  State Govt.      3.7   3.7   3.6   3.6   3.6   3.6   3.5    -0.9
  Local Govt.      6.1   6.0   6.1   6.4   6.7   6.7   6.6    +1.3
  Federal Govt.   17.2  16.6  16.4  16.3  17.1  17.5  17.3    +0.1
  ______________________________________________________________________
  Total Employ.
  (Thousands)  2,080.1 2,167.2 2,226.7 2,242.6 2,190.5 2,289.1 2,317.1 +1.8
  Yr-to-Yr
  Growth (%)      +4.6    +4.2    +2.8    +0.7 -2.3 -0.1 +1.2
  ______________________________________________________________________
  *1  Transportation, Communications, Utilities
  *2  Finance, Insurance, Real Estate

  Source: U.S. Department of Labor, Bureau of Labor Statistics, Wage and Salary
          Employment, 1987-1993; Obtained From the District of Columbia Department of Employment Services
  ______________________________________________________________________

  The region enjoyed a period of unusual growth during the 1980s. The peak year for job growth in the region was 1984, when growth reached 107,000 jobs. This growth fell to 100,000 in 1985, and to 82,000 jobs in 1986. From 1986 to 1988, job growth settled at around 80,000 to 90,000 jobs per year, or in the four percent per year range. Job growth dropped to 59,500 jobs (2.9 percent) in 1989, and declined by another two percent to only 15,900 jobs in 1990. By this time, the economy was being affected by the national recession with the area's total employment declining by 52,100 jobs (minus 2.3 percent) in 1991 and remaining relatively flat in 1992. Recent downturns notwith-standing, the average growth rate for the 1987 to 1992 period still reflects a one percent per year average. Incorporating 1993 figures, average annual employment growth for the D.C. metropolitan area has averaged about 1.8 percent per annum over the past six years. Although the federal government has historically been the major employer in the region, its share of employment has remained around 17 percent. The aggregate federal employment grew at an average annual rate of 1.4 percent between 1987 and 1992 and was
  17.5 percent of total civilian employment in 1992. This rate has declined over the past year.

  The most dramatic change in employment in the Washington area has been in the private sector, particularly the emergence of the service industry as the fastest growing and now largest employment opportunity. In 1960, the services industry employed 18 percent of all non-agricultural workers and grew to 34.9 percent by 1992. In 1993, services accounted for 35.1 percent of total non-farm employment. This sector grew at a compound annual rate of approximately 3.1 percent per year between 1987 and 1992. Retail and wholesale trades have maintained a steady portion of total employment, thus indicating that employment in these sectors expands and contracts with the economy.

  Construction employment has fallen dramatically, mostly within the last three years. The construction boom of the late 1980s came to an abrupt halt by late 1990, and the percent share of employment held by the construction sector fell from 6.6 percent in 1988 and 1989 to 4.4 percent in 1992. The average annual rate of decline over the period was 5.4 percent.

  We noted earlier a growing diversification of the area's employment base. The following list of major employers in the Washington area reflects the growing diversity of the local economy, the continuing influence of educational institutions, and the emergence of service-oriented firms.


                        Largest Private Employers
                 Ranked by Total Employees in Metro Area
                 _______________________________________


   Rank    Company Name               Business              Metro Area
                                                            Employees

   __________________________________________________________________

    1   Giant Foods,
        Landover, MD           Retail grocery/pharmacy        18,563


    2   Marriott Corp.,
        Bethesda, MD     Hotel and food service management    14,011


    3   Univ. of Maryland,
        College Park, MD         State university              9,400


    4   Georgetown Univ.,
        D.C.                   Private university              8,991


    5   Metro, D.C.          Public transportation             8,600


    6   Safeway, Inc.,
        Lanham, MD          Retail grocery/pharmacy            8,350


    7   IBM, Gaithersburg,
        MD                  Computers, office equipment        8,000


    8   George Washington
        University &
        Hospital, D.C.      Private University and Hospital    6,836


    9   Howard University,
        D.C.                     Higher education              5,474


   10   People's Drug
        Stores, Inc.,
        Alexandria, VA          Retail drug stores             5,200


   11   Potomac Electric
        Power Co., D.C.          Electric utility              5,200


   12   Washington Hospital
        Center, D.C.               Health care                 5,200


   13   Mobil Corporation,
        Merrifield, VA          Petroleum Products             5,000


   14   Sears, Roebuck and
        Co., Bethesda, MD             Retail                   4,000


   15   Science Applications   Research, development,
        Int'l Corp (SAIC),     engineering, and
        McLean, VA             system integration              3,700
   _________________________________________________________________

Source:   Washington Business Journal, Book of Lists, 1992-1993 Reference Guide


  If the federal government were included in the above list, the Department of Defense would be the largest local employer, with over 86,000 employees. The next closest is the Department of Health and Human Services with over 30,000 employees. The Treasury, Justice, Postal Service, and Commerce Departments all have over 20,000 employees, and are larger individual employers than any other local private firm.

  The local governments are also major employers in the region. For example, the City of Alexandria had over 5,100 employees between the city government, Alexandria Hospital, and the public school system. Arlington, Fairfax, and Loudoun Counties have, respectively, over 6,800, 25,500, and 3,900 employees for the same functions. Montgomery County and Prince George's Counties are similarly large local employers.

  Unemployment Rates

  According to the Census reports, the Washington region has one of the highest labor force participation rates in the country, with more than 75 percent of the population between the ages of 16 and 65 being part of the labor pool. This is ten percent higher than the national average.

  For most of the 1980s, the demand for workers was increasing at a faster rate than the number of workers in the area, causing a labor shortage. The 1991 through 1992 recession, however, halted job growth in the area and drove up unemployment rates. The related statistics are summarized below.


                         Unemployment Rates
               Washington, D.C.-Maryland-Virginia MSA
               ______________________________________


 Unemployment Rate   1987  1988  1989  1990  1991  1992  1993  Oct. 1994

                     3.1%  2.9%  2.7%  3.4%  4.5%  5.0%  4.5%    3.8%
 ______________________________________________________________________

  Source: Metropolitan Council of Governments: Economic Trends in Metropolitan
            Washington, 1987-1991 (The unemployment rates are not seasonally adjusted.) Updated figures including 1992 obtained from the District of Columbia Department of Employment Services.




  The region's unemployment rate has been near three percent for most of the past decade. This level is considered by most economists to be full employment, and indicates a situation in which most people seeking employment are likely to find it. The District of Columbia, however, has experienced much higher unemployment rates than the surrounding municipalities. Over this same period, the District's unemployment rate has been the following between 1987 and 1992: 6.8, 4.8, 5.1, 6.7, 7.7, and 8.4 percent for each year, respectively. The District's unemployment rates have increased in part because many employed workers migrated to the suburbs. Only since 1991 have the suburban areas experienced less than full employment, with average unemployment rates being 4.0 percent and 4.5 percent, respectively, in 1991 and 1992.
   As of October 1994, the most recent period for which statistics are available, the unemployment rate in the MSA is estimated at 3.8 percent. Generally, unemployment rates have fallen since the beginning of the year.

  The outlook for employment in the region continues to be strong despite the recent recession. Obviously, federal and local government employment is a major contributor to the region's stability. Most of the swings in employment have been experienced in the construction trades and retail employment. These last two sectors are expected to remain soft for the next few years with slow gains made as the economy stabilizes and demand for new housing and commercial construction increases.

  Federal Procurement

  The federal government continues to be the region's major contractor for services. Thus, the level of federal spending directly impacts local employment in the services and other sectors of the economy. There was a large surge in employment during the 1980s, for example, that was fueled primarily by federal spending and an effort by the Reagan Administration effort to "privatize" government functions. The following table shows the recent history for federal procurement by defense and non-defense awards.


                      Federal Procurement Awards
                              (Thousands)
                      ___________________________

      Fiscal Year  1987      1988      1989     1990      1991       1992
      ___________________________________________________________________

   Defense      $6,964.9  $6,301.6   $5,964.4  $6,498.7  $7,060.0 $7,299.1
   Non-Defense  $4,453.2  $4,303.1   $5,044.8  $4,697.7  $7,925.9 $8,131.9
   Total       $11,418.1 $10,604.7  $11,009.2 $11,196.4 $14,985.9 $15,431.0
   Percent
   to DC           23.5%    26.0%      26.8%    26.2%     25.1%     26.8%
   Percent to MD   32.1%    32.5%      35.0%    31.4%     30.0%     30.6%
   Percent to VA   44.4%    41.5%      38.2%    42.4%     44.9%     42.6%
   ______________________________________________________________________

  Source: Metropolitan Washington Council of Governments Economic Trends in Metropolitan Washington, 1987-1991 for 1987-1990. Greater Washington Research Center Federal Purchases of Goods and Services for 1991 and 1992.



  The bulk of the purchases are for services, constituting almost 66 percent of the dollar value of transactions in 1992. Also, important to note is the fact that products acquisitions fell by ten percent over the 1991 to 1992 period while research and development contracts remained relatively constant over the same period. The ratio of expenditures between the three parts of the region have remained mostly stable, with Fairfax, Arlington and Alexandria capturing most of the Northern Virginia dollars and Montgomery and Prince George's Counties capturing the lion's share of the Maryland allocation.


  Employment Outlook


  The Greater Washington Research Center, sponsored by the Greater Washington Board of Trade, recently published Metropolitan Washington's Economy: A Review of its 1992 Performance and a Forecast for 1993. The Research Center's analysis of the region's 1992 performance was that it generally mirrored the national economy, with the fourth quarter's economic performance pointing towards a broadening recovery for 1993.

   The positive indicators included:

   Net wage and salary growth for the first time in three years

   Substantial increases in stock values, new home sales, basic business phone line hookups, and sales tax collections

   Increases in durable goods sales, tourism and federal purchases of goods and services, plus declines in office vacancy rates and business bankruptcy filings

   Post-election increases in consumer confidence

   Return to profitability of many companies in the finance and real estate sectors

   Fourth quarter improvements in a wide range of national economic indicators

   Possible stimulus to the services sector by many of the changes proposed by the federal budget


   The negative indicators included:


   Continued, though moderated, over-the-year declines in wage and salary jobs in construction, manufacturing, trade and communications and public utilities

   Continued, though moderated, weakness in commercial real estate values

   Continued negative effect of past declines in real estate values on the property tax revenues of local governments

   Lingering constraints on credit availability for businesses seeking to expand

   Public anxieties precipitated by the proposed 1994-1999 reduction of 11,000 Department of Defense civilian and military personnel in the Washington metropolitan area


   The principal uncertainties continuing to face the region are similar in scope as those facing the national economy:

   The rate and substantiality of the national economic recovery

   The future course of consumer confidence

   Consumer expectations about the local effect of the President's economic program

  Concern that as businesses become more profitable, they will rely on part-time and temporary help to achieve new productivity rather than new hires entailing permanent full-time jobs


  Overall, the region's 1992-1994 performance was described as a year of recovery as evidenced by the net increase in wage and salary jobs, with the services and government sectors adding the most positions. The outlook for 1995 continues to be cautiously optimistic with expectations for slow growth and continued strengthening.


  Household Demographics


  One of the more important demographic factors influencing the demand for goods and services is the household. The household is the basic consuming unit in the housing market. It is defined by the U.S. Census as a person or group of people who jointly occupy a dwelling unit and who constitute a single economic unit for the purposes of meeting housing expenses. The household unit can be a family, two or more individuals living together, or a single person.

  The historical household growth patterns help define the region and are shown in the following table. The forecasts were published by Equifax National Decision Systems and were tabulated for them by an econometric modeling service associated with a major university.

  The figures show that the number of households in the region grew at an average annual rate of 2.4 percent during the 1980s. The rate has slowed to about 1.7 percent per year for 1990 through 1993, and is projected to slow to about 1.3 percent for the next five years. As with the population figures presented earlier, household formation has slowed or become negative in the central jurisdictions. However, the inner suburbs have showed continued growth with the strongest counties being Fairfax and Montgomery. The outer suburbs had the strongest 1980s growth rates, but are projected to slow to an average annual rate of 2.5 percent.


                                 Household Changes
                     1990 Census Estimates Versus 1980 Census
                     ________________________________________

                          Households         Annual Average
   Jurisdiction           (Thousands)        Growth Rate (%)

              1980  1990  1993 Est. 1998 Fcst 1980-1990 1990-1993 Est. 1993-
                                                                       1998
                                                                       Fcst
    -----------------------------------------------------------------------
  Dist. of
  Columbia   253.1  249.6   239.0     221.2     -0.1      -1.4        -1.5

  Arlington
  County      71.6   78.5    78.5      78.8      1.0       0.0         0.1

  City of
  Alexandria  49.0   53.3    53.6      54.3      0.9       0.2         0.3

  Central
  Juris-
  dictions   373.7  381.4   371.1     354.3      0.2      -0.9        -0.9

  Fairfax
  County     205.2  292.3   319.3     359.0      4.3       3.1        2.5


  City of
  Fairfax      6.9    7.4     7.5       7.7      0.7       0.5        0.5


  City of
  Falls
  Church       4.3    4.2     4.2       4.3     -0.2       0.0        0.5


  Montgomery
  County     207.2  282.2   302.4     327.6      3.6       2.4        1.7


  Prince
  George's
  County     224.8  258.0   267.8     287.1      1.5       1.3        1.4


Inner
Suburban
Area         648.4  844.1   901.2     985.7      3.0       2.3        1.9

and other counties/cities/areas listed below, incorporated in REGION TOTAL:

Loudoun County

Prince William County

Cities of Manassas/
Manassas Park

Frederick County

Calvert County

Charles County

Stafford County

Outer Suburban Area

_____________________________________________________________________________

REGION TOTAL 1173.3 1459.3  1531.6  1631.8       2.4       1.7        1.3
_____________________________________________________________________________

Note: The list of municipalities corresponds to the DC-VA-MD MSA prior to the December 31, 1992 expansion.


Source:   U.S. Census Data Provided By National Decision Systems, Inc.
______________________________________________________________________________



   The key items relating to Household (HH) Income and Statistics relating to persons per dwelling unit (DU) are summarized on the following page.



        TABLE:  Selected Household Demographics for the Metropolitan Area

        Source: U.S. Census Data and Projections Provided by Equifax National
                Decision Systems, Inc.


  Since 1980 there has been a drop in household size and, correspondingly, a growth in the number of non-family households. Married couples continue to represent over 50 percent of the total households. Single person households grew at an annual rate of 2.5 percent and non-family households grew at an annual rate of 6.1 percent during the last decade while single parent households grew at an annual rate of 3.0 percent during the 1980s. The growth in the single person and non-family household categories of households contributes to housing demand, which generates demand across the economy.

  Another important issue affecting the demand for real estate is household income. The most recent statistics available for the metropolitan area come from the 1990 Census, which collected 1989 household income figures. The following table shows the percent distribution of income within the different jurisdictions.

                                  TABLE:
              1990 Census: Percent Distribution of Household Income
                    (Council of Governments Members Only)

  Source: 1990 Census Data as Presented by the Metropolitan Washington Council of Governments in Where We Live: Housing and Household
          Characteristics in the Washington Metropolitan Region, April, 1993


  The survey includes only those municipalities that are members of the Council of Governments. As such, Calvert, Charles, and Stafford Counties are excluded. The metropolitan area as a whole shows a bi-polar distribution of household income, with over 20 percent of the households having an annual income below $25,000 and another group, over 20 percent, with annual incomes above $75,000 per year. The increments between these extremes average around 13 percent of the total.

  This relationship is not true of the central jurisdictions and the inner suburbs. The District of Columbia has the highest ratio of low income households. About 41 percent of the households have an annual income below $25,000. Further, only 25 percent of the District's households have incomes above $55,000 per year. The City of Alexandria and Arlington County are more typical of the regional average.

  The inner suburban counties typically have a higher ratio of households at the upper income ranges. Over half of the households in Fairfax have incomes above $55,000 per year, with Montgomery County not far behind. Prince George's County has a more even distribution of household income than most other jurisdictions, having been populated over the last ten years by upwardly mobile families moving out of the District of Columbia but looking for affordable housing options.

  Buying Power/Income

  In order to present a reliable comparison of the relative wealth of the component jurisdictions in the Washington MSA, we have examined the effective buying income of the region as reported by the Sales & Marketing Management's Survey of Buying Power. According to the Survey of Buying Power (1994), the Washington MSA had a median household effective buying income (EBI) of $50,910. Among components, the median household EBI varied from a low of $36,443 in the District to a household EBI high of $68,456 in Fairfax, Virginia. In general, the suburbs had a higher effective buying income than did the inner city areas. Prince George's County's median household EBI was $46,488.

  A region's effective buying income is a significant statistic because it conveys the effective wealth of the consumer. This figure alone can be misleading, however, if the consumer does not spend its money. Coupling Washington's EBI with the areas significant retail sales does tend to indicate that residents of this area do spend their money in the retail marketplace. The Washington MSA ranks fifth nationally in total retail sales and fourth in effective buying income. Washington ranks third in suburban EBI and fifth in effective buying power. These statistics rank the MSA in the top three percent in the country. Retail sales have rebounded strongly since 1994 in the MSA. Please note the historical retail sales volumes on the following chart. Retail sales growth had slowed considerably before this rebound.


               Historical Retail Sales Volume in Billions
                       Washington D.C. Metro Area
               __________________________________________


             1988     1989     1990     1991     1992      1993
             ____________________________________________________

  Retail Sales
  Volumes   $31.471   $31.376  $32.925  $31.761  $36.615   $39.205

  ________________________________________________________________
  Percent
  Increase    ---   - 0.3%    + 4.9%    - 3.5%   +15.3%    +7.07%
  ________________________________________________________________

    Source: Sales & Marketing Management "Survey of Buying Power"
  ________________________________________________________________



  The compound annual growth for retail sales in the D.C. MSA has been 4.49 percent per year since 1988.


  Summary


  The long-term outlook for the metropolitan Washington area continues to be good. The expanding population of the area indicates an increase in demand for goods and services. The trend toward smaller household sizes provides additional demand pressures for new housing. The major factors affecting real property values are sound, and future trends appear to point toward continued economic vitality for the region.

  In the short term, the region has experienced the effects of the last recession. Total employment in the region declined during this time. However, unemployment levels were moderated by the influence of federal and local government employment and contracts for services. The Washington region continues to have one of the lowest unemployment levels in the United States.

  Overall, we believe that 1995 will be a period of continued slow growth and steady improvement in the underlying factors affecting the real estate markets. More importantly, we do not anticipate any further downturn in the local economy on the scale of what has occurred in Texas, Florida or New England. Many local economists and developers are signaling their belief that the market has bottomed-out and a reversal has started or is imminent.

  Real estate values are volatile in this climate, with some property values on the decline while other areas remain stable. For the short-term, we expect that real estate values will remain soft with some diminution in value in certain sectors. For the long-term, the market appears to be sound, with strong demographics and reasonable prospects for increasing values in the future.


  Baltimore Metropolitan Statistical Area


   Area Definition


  The Baltimore MSA is defined by the U.S. Department of Commerce, Bureau of the Census, to include Baltimore City and the counties of Baltimore, Howard, Anne Arundel, Harford, Carroll, and Queen Anne's. The Baltimore MSA encompasses 2,618 square miles. (Refer to the Baltimore area map on the facing page.) This analysis includes a discussion of the Baltimore area, and then focuses on Howard County.


  General Background


  Historically, Baltimore has been an important port and rail center in the mid-Atlantic region while its surrounding counties were generally agricultural in character. The port of Baltimore, formed by the Patapsco River estuary, was the distribution center by which the area's produce and manufactured goods were shipped around the world. World Wars One and Two brought significant new development to Baltimore. The city became a center for war-related industry, with steel mills, oil and gas refineries, and shipyards built along the harbor and surrounding waterways.

  In the decades following World War II, the city of Baltimore suffered the same fate as many other older eastern U.S. cities. With the construction of new highways, the population began to move out to the surrounding counties. Businesses and industries soon followed the workforce to the burgeoning suburbs. Baltimore's historic manufacturing base went into decline, and the old downtown core suffered from a lack of investment.

  In the past two decades, however, both the private and public sector have redirected investment into the city's center. As a result of these efforts, downtown Baltimore has enjoyed a revitalization. The Inner Harbor redevelopment, which includes a festival market on the waterfront, has received national attention. Further, Baltimore has retained its status as an important port, educational and cultural center. Although it faces increasing competition from the Maryland counties that surround Washington, D.C., Baltimore remains the financial, legal, corporate, and political center for Maryland. The Baltimore area lies within 40 miles of the nation's capital, and has benefitted from the growth of the Washington metropolitan area.


  Economic Forces

  A discussion of economic forces includes such factors as employment, the region's economic base, living costs, income, wage levels, utility costs and the availability of mortgage credit. All of these factors impact the value of real estate.


  Employment and the Economy


  The Baltimore area has undergone a difficult transition over the past 30 years, from a manufacturing base to a service economy. The following table illustrates the shift in employment that has occurred from the manufacturing sector to the service sector during the past three decades. The table also shows the change in employment composition, from one weighted towards manufacturing to a more balanced employment mix today.


                                 Table I
                            Employment Trends
                              Baltimore MSA
                                 (000's)
                            _________________


                           1960           1975          1993
                             %             %             %
                         No.s of Total No.s of Total  No.s of Total
  _________________________________________________________________
  Construction           37.5   6%     68.5   8%     56.8    5%
  Manufacturing         199.0  32%    170.0  20%    108.4   10%
  Util./Transp./Post.    55.4   9%     50.0   6%     53.2    5%
  Retail/Wholesale      126.7  20%    190.2  22%    251.5   23%
  Finance/Insurance      32.8   5%     45.5   5%     73.6    7%
  Services               82.8  13%    150.5  18%    343.7   31%
  Government             94.8  15%    185.2  22%    208.0   19%

  Totals                629.0.100%    859.9 100%  1,095.1.0100%
  _________________________________________________________________

  Source:    U.S. Department of Labor, Bureau of Labor Statistics


  As illustrated, manufacturing dominated the local economy in 1960, representing 32 percent of all employment. Centered around the port of Baltimore, shipping and steel manufacturing were among the major economic activities in the region. With the redirection of the national economy, many industrial firms such as Bethlehem Steel, General Motors, and Maryland Dry Dock began to contract, and thousand of jobs disappeared. By 1990, manufacturing jobs plummeted to 10 percent of the local workforce. Conversely, the services sector jumped from 13 percent of employment in 1960 to 30 percent in 1990. The decline in manufacturing jobs is likely to continue as the economy moves increasingly toward services, trade, and technology-based employment.

  Today, the private sector economy is broad-based, with services, manufacturing, and technology-related businesses represented. This economic diversity manifests itself in the type of industries based in the region. A list of the largest private sector employers follows. The manufacturing industry still maintains a presence, along with high-tech con- tractors, educational institutions, public utilities, retailers and financial institutions.


                            Table II
                     Top Ten Private Employers
                          Baltimore MSA
                     _________________________

    Employers                                   Employees
    _____________________________________________________
    Westinghouse Defense & Electronic Center       17,000
    John Hopkins University                        14,467
    Bethlehem Steel Corporation                    10,400
    Baltimore Gas & Electric                        9,022
    C & P Telephone                                 6,680
    Maryland National Bank                          5,536
    Johns Hopkins Hospital                          5,100
    Montgomery Ward & Co.                           4,500
    General Motors GM Assembly Division             4,150
    St. Agnes Hospital                              2,529
    _____________________________________________________
    Source:  Baltimore Economic Development Council, 1992



  The Baltimore region is home to four of Fortune's top 500 industrial firms. The firms are listed in order of their sales rank in the Fortune Industrial 500.


                                Table III
                          Top Industrial Firms
                              Baltimore MSA
                          ____________________


    Company                Major Activity             Rank
    ______________________________________________________

    Black & Decker         Industrial/farm equipment  187
    McCormick              Food/spices                300
    Crown Central          Petroleum refining         308
    Noxell                 Soaps/cosmetics            484
    ______________________________________________________
    Source:  Fortune Magazine, 1992


  Government employment is also a major factor in the local economy, with 19 percent of the total jobs. Baltimore is only 40 miles from Washington, D.C., and benefits from its proximity to the nation's capital and its enormous federal government presence. A list of major federal government agencies in the Baltimore region is listed below.


                                Table IV
                Major Federal Agencies in Baltimore Area
                ________________________________________


  Rank     Agency                             Employees
  _______________________________________________________________

    1     Fort Meade                             16,300
    2     Aberdeen Proving Grounds                         14,000
    3     Social Security Administration                   13,900
    4     Health Care Financing Administration    3,000
    5     U.S. Naval Academy                      2,655
    6     Internal Revenue Service                          1,700
    7     U.S. Coast Guard Station                          1,100
  _______________________________________________________________

  Source:  Greater Baltimore Committee, 1990 Greater Baltimore Booklet


  The area's large federal government workforce provides the region with a measure of stability. Baltimore's unemployment rate has traditionally been lower than the national average. However, for the past several years, the rate stood slightly above national norms, evidence that the Baltimore region is lagging the nation in recovering from the recent recession. The following chart shows annual average unemployment rates for the Greater Baltimore area versus the U.S. Although the growth in federal employment has leveled off, forecasters do not anticipate any dramatic cutbacks in U.S. government jobs in the region. Both private sector businesses and government agencies are major users of warehouse facilities in the region, and have contributed to the demand for new warehouse space.


                                 Table V
                    Average Annual Unemployment Rate
                        Baltimore Area versus U.S
                    ________________________________


            Year       Baltimore Area     United States
            ___________________________________________
            1983           7.8%               9.6%
            1984           6.2%               7.5%
            1985           5.1%               7.2%
            1986           5.2%               7.0%
            1987           4.7%               6.2%
            1988           4.5%               5.5%
            1989           4.0%               5.3%
            1990           5.1%               5.5%
            1991           6.6%               6.7%
            1992           7.6%               7.4%
            1993           7.3%               6.8%
            Oct. 1994      5.9%               5.8%
            __________________________________________

            Source:  U.S. Department of Labor, Bureau of Labor Statistics:
            (1994 figures have not been seasonally adjusted).


     Income

     The ability of the population within an area to satisfy its material desires for goods and services directly affects the price levels of real estate and can be measured indirectly through retail sales. One measure of the relative wealth of an area is average household disposable income which is available for the purchase of food, shelter, and durable goods. In order to present a comparison of the relative wealth of the component jurisdictions in the Baltimore SMA, we have examined the effective buying income of the region as reported by Sales & Marketing Management's Survey of Buying Power. Effective buying income is essentially income after all taxes, or disposable personal income.

  According to the Survey of Buying Power-1994, the Baltimore MSA had a median household Effective Buying Income (EBI) of $39,612 as of December 31, 1993. Among components, the median household EBI varied from a low of $26,607 in the City of Baltimore to a high of $55,598 in Howard County. The suburbs had a higher effective buying income than did the inner city.



                                Table VI
                     Effective Buying Income (12/93)
                  Baltimore Standard Metropolitan Area
                  ____________________________________

                                            Buying      Median
                                (000's)      Power    Household
                                Total EBI   Index*        EBI

            BALTIMORE MSA    42,079,910      .9771      39,612
            _______________________________________________________
            Anne Arundel      8,484,934      .2026      48,128
            Baltimore County 13,495,081      .3305      41,152
            Baltimore City    9,093,318      .2086      26,607
            Carroll           2,332,007      .0503      46,512
            Harford           3,419,084      .0774      44,331
            Howard            4,667,889      .0952      55,598
            Queen Anne's        587,597      .0125      37,673

            * Moderately Priced Products
            _______________________________________________________
            Source:    The Survey of Buying Power Data Service 1993.


  A region's effective buying income is a significant statistic because it conveys the effective wealth of the consumer. The consumer drives the economy, and creates demand for goods and services. This demand generates the need for new housing, office buildings, retail centers, and warehouse space. Nationally, the Baltimore MSA ranks 19th in total retail sales, 20th in effective buying income, and 18th in effective buying power. These statistics pair it closely with Seattle, Washington; Tampa-St. Petersburg; and Riverside, California -- placing the Baltimore MSA in the top five percent of the country.

  Equally significant is the region's growth in total retail sales and effective buying income over the past decade. The following chart tracks this growth.



                              Table VII
                Income Growth in the Baltimore S.M.A.
          _______________________________________________

          Effective Buying Income   Retail Sales   B.P.I.
          _______________________________________________

 1980     18,877,689                 10,287,670    1.0199
 1981     19,532,362                 10,486,809    1.0231
 1982     21,077,801                 10,537,237    1.0286
 1983     22,817,096                 10,864,791    1.0193
 1984     24,169,695                 12,872,140    1.0201
 1985     27,124,595                 13,681,848    1.0321
 1986     28,921,343                 14,264,185    1.2902
 1988     31,205,367                 15,959,646     .9923
 1989     34,505,342                 16,905,854    1.0102
 1990     36,179,630                 17,489,333     .9991
 1991     38,349,432                 17,484,100     .9941
 1992     39,799,720                 18,446,721     .9800
 1993     42,079,910                 19,610,884     .9771

 Compound Annual
 Change
 1980-1993 +6.91%                      +5.52%      -0.36%

 Compound Annual
 Change
 1988-1993 +6.16%                      +4.21%      -0.31%
__________________________________________________________

Source: The Survey of Buying Power



                        This data shows the growth in consumer wealth in the Baltimore MSA during the past decade. The population of the Baltimore MSA not only has enjoyed an increase in buying power, but spending (as measured by retail sales) in the market has kept pace with this growth. This slow but steady growth is expected to continue in the coming years.
Living Costs
  Living costs in the Baltimore region compare favorably with those in other major cities along the Eastern Seaboard. Baltimore's costs are lower than Atlanta, Washington, D.C., Philadelphia, and Boston. The following table compares the costs among neighboring cities for major expense categories.


                               Table VIII
                     Comparative Living Costs Index
                           Selected Areas 1990
                     ______________________________

                      All Items  Groceries   Housing  Transportation
                      ______________________________________________

    Norfolk             102.2      99.2      100.3    105.6
    Greater Baltimore   104.0     104.6      113.0    104.3
    Atlanta             109.0     100.9      115.5    102.0
    Washington, D.C.    127.2     107.5      168.0    118.3
    Philadelphia        127.7     110.1      142.0    107.7
    Boston              164.1     110.8      325.5    105.1
    ________________________________________________________________________
    Source:    American Chamber of Commerce, Inter-City Cost of Living Index



  Labor Costs

  Labor costs are an important consideration for employers. The following chart shows the labor costs for selected activities, specifically those that relate to manufacturing and warehouse users. Labor costs in the Baltimore area compare favorably with other major cities on the East Coast.



                                Table IX
                      Greater Baltimore Wage Rates
                        Selected Activities, 1990
                      ____________________________


                               Range of Hourly Earnings
                               ________________________

  Manufacturing Activities
    Maintenance Mechanics          $12.97    -   $14.66
    Maintenance Workers             $7.77    -   $10.06
    Material Handling Workers       $6.78    -   $12.01
    Tool and Die Maker             $13.75    -   $17.01

  Distribution Activities
    Motor Vehicle Mechanics        $13.00    -   $13.75
    Truck Drivers                  $10.09    -   $15.11
    Warehousemen                   $9.66    -   $13.77
    ___________________________________________________________________
    Source:  U.S. Department of Labor, Bureau of Labor Statistics, 1989


  Utility Costs

  The costs of utilities also are a key consideration for commercial and industrial users. The Baltimore region has an extensive public utility system. Baltimore Gas & Electric Company provides natural gas and electricity service to the region. Its monthly bill for a 5,000 kilowatt industrial user averaged $70,000 in 1989, versus $81,000 in Washington, $108,000 in Pittsburgh, and $129,000 in Philadelphia. Consequently, electricity costs are more affordable than neighboring regions. The region has an abundance of water resources with a system of reservoirs providing the majority of the area's water. Public water and sewer services are provided by each jurisdiction. Chesapeake & Potomac Telephone (C&P) provides local telephone and telecommunication services. All utility companies have sufficient capacity to meet anticipated growth.


  Social Trends


  Population characteristics are the major indicator of social trends. Trends in population have a significant influence on real estate values. Specifically, the rate of growth or decline in an area's population base is an important indicator of change within a regional economy. This has a direct effect on real estate values. Since the supply of land is fixed, the demand for real property will be affected by an increase or decrease in the population base. An increase in population drives demand for new housing, highways, services, and products, which in turn, drives up real estate values. A decrease in population may result in a decline in real estate values.

  From 1980 to 1992, the region had a 10.9 percent increase in population.
  This contrasts with a national increase of 13 percent. However, the population increase was not uniform throughout the Baltimore region. As the following table indicates, Howard County led the region with a robust 71.2 percent population gain, or 84,421 persons, increasing from 118,579 to 203,000. The city of Baltimore saw its population decline, by 7.8 percent or 61,775 persons, from 786,775 to 725,000. This trend of population draining from the city to the suburbs began in the 1950s, and is expected to continue as residents opt for lower taxes, better schools, and less congestion. The counties located to the west and south of Baltimore, in what is known as the Baltimore/Washington corridor, have led population growth, with Anne Arundel, Howard and Carroll counties all increasing by fifteen percent or more since 1980. Businesses tend to follow the population, opting for the lower land costs and easier highway access in the suburban counties. Howard County has been a beneficiary of this trend, as the figures indicate.


                                 Table X
                           Population Changes
                               1980 - 1992
                           __________________

                           Population              Change
                       1992      1980     Amount   Percent
                       ___________________________________

  BALTIMORE M.S.A.     2,442,400 2,201,436  240,964   10.9

  Anne Arundel Cnty.     441,900   370,922   70,978   19.1
  Baltimore County       709,500   655,675   53,825    8.2
  Baltimore City         725,000   786,775  -61,775   -7.8
  Carroll County         131,300    96,330   34,970   36.3
  Harford County         195,700   145,993   49,707   34.0
  Howard County          203,000   118,579   84,421   71.2
  Queen Anne's County     36,000    27,162    8,838   32.5
  ___________________________________________________________
  Source:    Bureau of the Census 1991; Demographics USA 1993



  In addition to the relationship between changes in population and property values, there are other social factors which should be examined. For example, the average household size within an area, when considered along with population trends, gives an indication of potential demand for housing and other goods and services.

  The average household size can also have a significant influence on property values. An increase in household size may signal a young, growing community with a likely demand for more schools, child care facilities, medical facilities, etc. Conversely, a decline in household size may indicate an aging population thus the average household size should be examined in conjunction with population trends. Table XI following shows the changes in the number of households in the Baltimore MSA from 1980 to 1992. While there was an 10.9 percent increase in metropolitan area population since 1980, there was a 14.5 percent increase in the number of households region-wide.

  However, during the same period, the average household size decreased from
  2.79 to 2.64 persons per household. In short, the trend is toward smaller households, but an increase in the number of total households. This change is due to a number of factors including more single persons, later parenthood, smaller family size, and a growing elderly population. There are more persons living in smaller households than ever before. The trend will likely increase the demand for goods and services, which will likely strengthen the demand for warehouse space as well as other property types.


                                Table XI
                            Household Trends
                       Baltimore Metropolitan Area
                               1980 - 1992
                   ___________________________________________________

                   Number of                                 Size of
                   Households             Change            Households
                    1992     1980     Number   Percent    1992      1980
                ________________________________________________________

  BALTIMORE S.M.A. 904,000   789,750  114,250  14.47%     2.64      2.79

  Anne Arundel     154,200   128,900   25,300    19.63%   2.76      2.99
  Baltimore County 276,600   247,000   29,600    11.98%   2.52      2.68
  Baltimore City   272,400   277,700   -5,300    -1.91%   2.58      2.74
  Carroll County    45,200    32,900   12,300    37.39%   2.84      3.02
  Harford County    68,200    49,300   18,700    37.93%   2.83      3.06
  Howard County     74,300    45,100   29,200    64.75%   2.71      2.94
  Queen Anne's
  County            13,300     8,850    4,450    50.28%   2.68      2.84
  ______________________________________________________________________

  Source:    United States Census, 1991; Demographics USA, 1993.

  In conclusion, the population of the region is increasing at an average rate close to the national average. Household size is decreasing, but the total number of households is increasing. This trend is expected to continue, which will increase the demand for goods and services, and have a positive impact on real estate values in the long-term.


  Environmental Conditions

  The environmental conditions that impact the value of real estate include both natural and man-made attributes. These include climatic conditions, soil and topography, toxic contaminants, natural barriers, and transportation systems.

  Terrain and Climate

  Baltimore's elevation at 155 feet above sea level lies in a region midway between the rigorous climates of the North and the mild ones of the South. It is also adjacent to the modifying influences of the Chesapeake Bay and the Atlantic Ocean. Since this region is near the usual path of the low-pressure systems that move across the country, shifts in wind direction are frequent and contribute to the changeable character of the weather. The net effect of the Appalachian Mountains to the west and the ocean to the east is to produce an equable climate compared with other climates farther inland at the same latitude.

  Rainfall at 40 inches per year is fairly uniform throughout the year but is greatest in the late summer and early fall. This is also the time of potential hurricanes and severe thunderstorms. In summer, Baltimore is influenced by the great high pressure system known as the Bermuda High. This high brings a constant flow of warm, humid air masses from the Deep South. These air masses, as well as the proximity to water, account for the high humidity here. The temperature reaches 90 degrees on 31 days. Winters are moderate with an average of 22 inches of annual snowfall. There are typically no zero degree days, and 100 days when the temperature reaches freezing. Overall, the area has an moderate, four-season climate, typical of the Middle Atlantic coastal region. According to the Places Rated Almanac, Baltimore is ranked 122 of 333 metropolitan areas for desirability of climate.

  Transportation

  Baltimore is centrally located in the mid-Atlantic region and has good access to major markets along the East Coast and in the Midwest. The area is served by an extensive transportation network which consists of highways, rail-lines, an airport, seaport, and public transportation.

  The Baltimore MSA is traversed by a series of multi-lane highways.
  Interstate 95 runs north-south connecting the Mid-Atlantic corridor to other
  coastal regions.   Along with the Baltimore/Washington Parkway, I-95 provides a link between the Baltimore and Washington beltways. The proximity to I-95 has encouraged the development of many industrial parks, particularly in Howard County. Interstate 83 provides access to New York and Canadian markets. Interstate 70 connects the Port of Baltimore with Pittsburgh and the Midwest. Finally, all major arterials are accessible from Interstate 695, Baltimore's five-lane circumferential beltway. Access to major interstate highways is a major consideration for industrial users. The following chart illustrates Baltimore's proximity to the East Coast and Midwest markets.

                    Highway Distances from Baltimore
                                 (Miles)
                    ________________________________

                     Washington, D.C. 40
                     Philadelphia. .  96
                     Richmond. . . . 143
                     New York. . . . 196
                     Pittsburgh. . . 218
                     Boston. . . . . 392
                     Chicago.. . . . 668
  ____________________________________________________________________________
  Source:  Department of Economic and Community Development, State of Maryland


  The Baltimore region is served by five major and three short-line railroads including AMTRAK, CSX, CONRAIL, and Norfolk Southern Railroad. Nearly 610 railroad route miles traverse the region. CSX, Conrail and Norfolk Southern carry freight throughout the region to points north, south and west. AMTRAK passenger service, originating out of Baltimore's Pennsylvania Station, provides access to the Northeast corridor including Washington, Philadelphia, New York and Boston. Three commuter trains operated by MARC/CSX, connect Baltimore's Camden and Pennsylvania Stations to Washington's Union station.

  Baltimore's buses connect nearly 80 miles of the city and provide access to Annapolis, Maryland's State Capitol. The newly completed subway system links Baltimore's downtown region with the northwesterly suburbs, traveling 14 miles, originating at the Inner-Harbor and terminating at Owings Mill. A multi-million dollar addition has been approved that will extend the existing subway from the Inner-Harbor to John Hopkins Hospital. A new, 27-mile long light-rail system is under construction which will connect Hunt Valley to the north with Glen Burnie to the south, with a spur to BWI Airport.

  The Baltimore/Washington International Airport (BWI) is located in the southerly portion of the Baltimore MSA in Anne Arundel County, ten miles from downtown Baltimore. This modern airport hosts 18 passenger airlines that provide direct air service to 135 cities in the United States and Canada. BWI also provides service to air-freight carriers with its 110,000 square foot air cargo complex. When compared with Dulles and Washington National Airport, BWI services 28.6 percent of commercial passengers, 38.1 percent of commercial operations and 57.3 percent of freight customers originating in the Baltimore/ Washington area. BWI has spawned the development of 15 new business parks and several hotels, and has created nearly 10,000 jobs.

  Baltimore's water port stretches over 45 miles of developed waterfront and reaches a depth of 42 feet. With its six million square feet of warehouse and five million square feet of cold storage, the port serves 4,000 vessels yearly. These extensive facilities can accommodate general, container, bulk and break-bulk cargos, making it the second busiest containerized cargo port in the Mid-Atlantic and Gulf coast regions.


  Summary


  The Baltimore region has a diverse economic base. Historically a manufacturing center, its industrial base has shrunk over the past 30 years. The service sector has grown and has a major share of the local employment mix. Government is also a significant employer, and provides a measure of stability to the region's economy. The population of the region is growing moderately at a rate that is slightly below the national average. However, the suburban counties have grown dramatically in the 1980s, as residents move to the less-congested suburbs. The region has an extensive transportation system with major interstate highways, a port, and international airport. It is well-located along the mid-Atlantic coast, enabling it to serve major markets.

  The long-term outlook for metropolitan Baltimore is generally positive. The economic trends of the past thirty years have profoundly changed the economy of the Baltimore MSA. The service sector has begun to fill the void left by the decline of heavy industries. The manufacturing industries, after a long period of contraction, have begun to stabilize, and will continue to play a important role in the region's economy.


  Baltimore-Washington Area


  The subject is part of the Baltimore-Washington Common Market. This is an unofficial designation for the metropolitan statistical areas (MSAs) of Washington and Baltimore, and St. Mary's County in southern Maryland. This 6,948 square mile region stretches from the Maryland/Pennsylvania border on the north to the lower Potomac River on the south; from the Chesapeake Bay on the east to the Appalachian Mountains on the west.

  Historically, the federal city of Washington, D.C., and the industrial town of Baltimore have been apart, not only geographically but also socially and economically. Over the past decade, however, Baltimore, Washington, and their surrounding counties have grown towards one another through a combination of shared physical and institutional infrastructure, and labor and economic resources.

  Washington, whose economy has historically centered around the Federal government, and Baltimore, whose economy was founded upon shipping and manufacturing, are forging a new economic alliance that combines the traditional strengths with today's growth industries. In many ways, the boundaries between Washington and Baltimore have been blurred and today, many look upon Baltimore and Washington as one consolidated market.

  In fact, in 1992, the U.S. Census Bureau officially recognized the Common Market as a single metropolitan area by designating the MSA's of Baltimore and Washington as a Consolidated Metropolitan Statistical Area (CMSA). The CMSA designation requires that the urbanized elements of the two MSA's be contiguous and that ten percent of the resident working populations commute between the two cities. In 1980, the common market was just below CMSA status, needing an additional 1,200 commuters.

  As consolidated, Washington, the 9th largest MSA nationally, and Baltimore, the 17th largest MSA, join the ranks of the New York, Los Angeles and Chicago metropolitan areas as one of the largest and wealthiest urban areas in the country. The list below ranks the Baltimore-Washington market among the country's leading CMSA's:

                     CMSA's Ranked by Population
                   and Number of Households (000's)
                          (As of 12/31/92)
                   ________________________________
                                                Population   Households
                                                _______________________
     1.   New York/No. New Jersey/Long Island   18,131.2      6,602.8
     2.   Los Angeles/Anaheim/Riverside         15,109.6      5,064.4
     3.   Chicago/Gary/Lake County               8,150.0      2,930.4
     4.   Baltimore-Washington                   6,459.6      2,400.4
     5.   San Francisco/Oakland/San Jose         6,434.8      2,380.6
     6.   Philadelphia/Wilmington/Trenton        5,986.2      2,185.9
     7.   Detroit/Ann Arbor                      4,689.5      1,733.5
     8.   Dallas/Ft. Worth                       4,061.9      1,513.1
     9.   Boston/Lawrence/Salem                  3,785.8      1,409.5
     10.  Houston/Galveston/Brazoria             3,784.7      1,354.4

     Source: Sales and Marketing Management, Survey of Buying Power - 1993.
     ______________________________________________________________________


        Impressive in terms of its size, the population of the Baltimore-Washington common market is also young, affluent and well-educated. Nearly 36 percent of all household heads and one-half of all workers are under the age of 35 while the household Effective Buying Income of the 2.4 million families in Baltimore-Washington is the highest in the country. The combined region has the largest number of engineers and scientists per capita and 30 percent of the work force has college degrees, nearly twice the national average.

  This educated population is well-suited for the growing number of technical and service sector jobs available in the Baltimore and Washington economies. During the past decade, the technical and service sectors have surpassed the federal government in Washington, and the manufacturing sector in Baltimore as leading employers. Growth in areas such as high-tech, research and development, bio-technology, finance, insurance, real estate and construction has led to the addition of 688,600 new jobs since 1982, an increase of 22 percent. This growth rate is nearly 50 percent above the national average.

  These industries have played a large role in physically closing the gap between Baltimore and Washington. Only 20 miles from Beltway to Beltway, the Baltimore-Washington corridor has become filled with firms seeking affordable land, access to a comprehensive transportation network, close proximity to an urban center, and access to the federal government.

  Another important factor in the development of the Baltimore-Washington corridor has been the allure of federal procurement contracts originating from Washington D.C. During the 1980s, government policies called for wide-ranging privatization of goods and service resulting in over $194 million in Federal procurement contracts. Spending growth in this area has been significant, increasing 75 percent nationally and over 110 percent locally. Goods and services purchased range from research and development, to aeronautics and space technology, and from data processing services to supplies and equipment.

  Over 22,000 miles of public roads traverse the Baltimore-Washington region, including six interstate highways. Baltimore and Washington are linked by Interstate 95 and the Baltimore-Washington Parkway and both cities are circled by beltways. These highways link the region's seaports and airports and provide a distribution network that links the region to other southern, northern and western markets.

  The economic boom experienced in the Baltimore-Washington market from 1984-1989 resulted in a commensurate real estate boom. At the end of 1992, the office inventory in the combined markets totalled over 300 million square feet, ranking the Baltimore-Washington market 5th internationally behind Manhattan, Los Angeles, Chicago and London.

  In terms of the industrial market, the Baltimore-Washington region has about 85 million square feet of warehouse and flex space, with bulk distribution space dominating in the Baltimore area, and office-warehouse and flex space predominate in the Washington area.

  Within the Common Market, Baltimore's competitive advantage will continue to be its more affordable commercial and residential neighborhoods, its extensive warehouse market, and its active port.


  Conclusion


  Laurel Centre's current level of retail activity and future expansion are strongly support- ed by the region's consolidation and underlying economic well-being. Population growth, additional household formation and good employment levels all bode well for Laurel Centre. In a following section we will discuss its competitive position in the market and identify those demographic trends which continue to influence and shape its trade area.


  LOCATION ANALYSIS



  General

       The subject property is located in the City of Laurel in Prince George's County, Mary- land. The City of Laurel, comprising a total area of approximately 225 square miles, is actually an integral part of a larger economic and geographic entity known as the Baltimore- Washington Corridor
  (BWC). Laurel's central location, equidistant from these two major urban centers, places it in an important position in terms of benefiting from the dynamic growth and diversification within the corridor.

  Land Use Patterns

       The subject's central corridor location, less than three miles from both Interstate 95 and the Baltimore-Washington Parkway, has been the focus of intense commercial, residential and industrial development. These two interstates, together with U.S. Route 1 and Route 29 provide four major north/south connectors running through Laurel. As such, major corporations and developers have been attracted to the area's extensive highway system.

       The area immediately surrounding and directly influencing the subject is essentially a balanced blend of commercial and residential land uses. The principal retail influence in the immediate area is the Laurel Centre itself.

  Market Activity

       Since our last appraisal, Konterra and the Konterra Business Campus appear less certain than ever of coming to fruition. Konterra is a long-term project to take shape as a mini-city over a 25 to 30 year development plan. It consists of a 2,000 acre site just south of Laurel, situated on both sides of Interstate 95. According to the conceptual plan, the project provides for the following scenario; office-10 million square feet on 475 acres; light industrial/research and development - 5 million square feet on 350 acres; residential - 6,000 dwelling units and retail - 2 million square feet. In addition, 310 acres are reserved for special use development. Phase I is the Business Campus section on 45 acres to be developed mainly for research and development users. The ultimate success of this project and, more particularly related to the retail segment, rests with the completion of the Inter-County Connector which is proposed to traverse the site. No anchors have been announced for the mall which is envisioned to be an upscale center along the lines of Owings Mills. The project is still bogged down in environmental review and the State Highway Department continually revises the proposed route. Funding of the roadway has still not been completed and it has been reported that no state funding can be given at this time. The City of Laurel's planning office stated that this project, if it were ever to be built, is probably 10 to 15 years away.

       The mall would be developed by the Taubman Companies and encompass 1.5 million square feet on 200 acres. Visibility and access would be gained via Interstate 95 and the proposed Intercounty Connector. The major obstacle to this development is the continued debate and opposition to the Intercounty Connector.

       Bowie Town Center is another large scale mixed use development which is being developed by a number of developers. Upon full build-out it will include eleven office buildings with 1.3 to 1.4 million square feet of space, a 1.5 million square foot, 5 anchor super regional mall, 1,340 residential units, and 250 hotel rooms. Four office buildings are completed, three of which are condominium space and the fourth 110,000 square foot building is 96 percent leased. Some of the residential units have also been completed. In December, 1990, the DeBartolo Corp. purchased the mall site from the Mark Vogel Company.

       While DeBartolo has announced plans for a 1.12 to 1.25 million square foot mall, no specific plans have been submitted for development. A conceptual plan design has been approved which identifies general square footage, access points to the property, and general land uses. However, no approvals or permits have been issued and we are advised that the owner is currently working on concepts for alternative uses with the city in the event this project should fail. Some site work has taken place to channelize a stream and there exists outstanding issues such as wetlands, flood plain, and traffic mitigation which need to be resolved before this project can go forward. Even if approvals were obtained in 1995, the city planning department does not believe this project will be completed before 1997.

       The mall would be situated at the Interstate 595/301 interchange, approximately 15 miles southeast of the subject site.

       A new Wal-Mark/Sam's Club opened in Maryland City (5 miles from the subject) in October 1994. Wal-Mart is competitive on price and service and carries a variety of products from clothing to automotive. This center is situated on 50 acres at Route 198 and the B.W. Parkway.

       Finally, there remains talk of a new football stadium to be built for the Washington Redskins who currently play at RFK Stadium near D.C. One of the proposed sites for the new complex is reportedly about one mile from the subject, adjacent to the Laurel Racetrack. Although this proposal is still speculative, it clearly supports strong interest in the Baltimore-Washington Corridor.

  Summary

       In summary, the subject's environs present a balanced and complementary mix of land uses. The Laurel Centre remains the area's dominant retail complex. Other retail facilities serve to add additional drawing power to the area. The residential back-up is expanding and houses a population with mean income levels above national standards. Overall, access to the area is very good. Based on our analysis, it is our opinion that the prospects for real appreciation in area real estate values remains very good into the foreseeable future. In the "Retail Market Analysis" section of this report, we have compiled and analyzed other detailed demographic information so as to qualify our conclusions as to the continued economic viability of the Laurel Centre Mall.


  RETAIL MARKET ANALYSIS


  National Retail Overview

  Regional and super-regional shopping centers constitute the major form of retail activity in the United States today. It is estimated that consumer spending accounts for about two-thirds of all economic activity in the United States. As such, retail sales patterns have become an important indicator of the country's economic health.

  During the period 1980 through 1993, total retail sales in the United States increased at a compound annual rate of 5.74 percent. Data for the period 1990 through 1993 shows that sales growth has slowed to an annual average of
  4.75 percent. November 1994 sales (advance estimate) are up nearly 7 percent over November 1993. This information is summarized below.




                        Total U.S. Retail Sales *
                        _________________________

               Year                       Amount (Billions)
               ____________________________________________

               1980                         $  793,300
               1985                         $1,072,400
               1990                         $1,425,200
               1991                         $1,447,000
               1992                         $1,564,356
               1993                         $1,638,202

               Compound Annual Growth
                       1980-1993             + 5.74%

               CAG: 1990 - 1993              + 4.75%

               November 1993                $  137,825
               November 1994 **             $  147,409
                                              (+6.95%)
               _______________________________________
               *  Excludes Automotive Group

               ** Advance Estimate
               _______________________________________

               Source: Monthly Retail Trade Reports Business Division, Bureau of the Census, U.S. Department of Commerce.


     Economic Trends

  The early part of the 1990s was a time of economic stagnation and uncertainty in the country. The gradual recovery, which began as the nation crept out of the last recession, continues to gain strength. But as the recovery period reaches into its third year, speculation regarding the nation's economic future remains. Global economic troubles continue to impact the country's slow economic growth trends.

  Post recessionary trends offer important insight to this analysis, particularly consumer behavior. In 1992, after an erratic year for retail sales, the nation's leading chains reported stunningly strong sales in December, their best holiday season since 1988. Although the first half of the year had seen little growth in sales, year end 1992 retail sales (exclusive of automobile sales) were up by 4.5 percent over 1991. Clearly, the importance of the Christmas selling season is underscored by the fact that some retailers generate up to 60.0 percent of sales and profits during the last quarter of the year.

  The first half of 1993 was characterized by consumers demonstrating a willingness to spend more money in retail stores, but more often in department stores than in apparel shops. Retail sales climbed 5.6 percent in June 1993 as recorded by a Salomon Brothers monthly index that measures sales of 22 major retailers at stores open at least one year. In June 1992, this same-store growth index was up 3.8 percent. By and large, leading department stores showed greater gains than apparel chains. The figures suggested the possibility of a stronger second half of the year. Some analysts predicted that sales would pick-up as the overall economy improved, causing buyers to spend more, particularly in anticipation of higher taxes in 1994. For the year, total retail sales (exclusive of auto- mobiles) were up by 4.72 percent in 1993.

  Americans' personal incomes and spending increased in 1993 at rates that econo- mists saw as harbingers of a healthy expansion for 1994. Some of the lowest interest rates in two decades spurred new home construction which resulted in increased demand for such household goods as appliances and furniture. The housing market accounts for a significant portion of the gross domestic product. The Commerce Department reported that earnings rose
  4.7 percent in 1993, helped by a 0.6 percent increase in December. The yearly figure was nearly double the 2.7 percent rise in inflation. Consumer spending rose 6.1 percent, the biggest increase since a 6.8 percent gain in 1990. As suggested, consumer spending represents two-thirds of the nation's economic activity.

  Year end 1994 results show that while the holiday season may have been disappointing to certain merchants, especially apparel retailers, who were forced to cut prices and profits, total consumer spending rose by 5.7 percent from 1993 when it rose 5.8 percent. Although this was the smallest rise since 1991 when it rose 3.8 percent, it was still a respectable finish. Much of this optimism is being fueled by low unemployment and bolstered consumer confidence. During 1994 approximately 3.5 million jobs were created. One very significant bright spot in the economy is automobile sales which are running near record levels.

  According to the Commerce Department, per capita income rose 3.2 percent to $20,781 nationwide in 1993. This was down from 4.9 percent growth in 1992 but above the 2.8 percent growth in 1991. Income growth varied dramatically from no growth in North Dakota to 6.3 percent in Montana which was largely fuelled by a housing boom which boosted lumber prices. Connecticut continued to enjoy the highest per capita income at $27,957, while Mississippi ($14,708) was the lowest.

  Fresh signs of persistent economic vigor were in evidence through September 1994 as the government published upbeat reports on housing and employment. The Depart- ments of Commerce and Housing and Urban Development reported that sales of new single-family homes climbed 9.7 percent in August over the previous year. While the increase was spread across all four regions, it was strongest in the northeast. The median new home price was $134,000, up from $125,000 in July.

  First time claims for unemployment benefits fell by 11,000 to 310,000 at the end of September. This fits a pattern of recent improvement in the employment rates. However, inflation fears persist due to an economy which may be growing too quickly. In reaction, the bond markets have skidded with long term treasuries pushing 8.0 percent for the first time in two and one half years as investors have become wary of higher inflation.

  Personal income jumped by .8 percent in December 1994 after a 1 percent dip in November and registered the biggest gain in four years for all of 1994. The increase in income was more than enough to offset the rise in spending as the personal savings rate increased. The savings rate, a figure watched widely by economists that shows savings as a percentage of disposable income, rose to 4.8 percent in December 1994 from 4.3 percent in November.

  The report on the gross domestic product (GDP) showed that output for goods and services expanded at an annual rate of 4.5 percent in the fourth quarter of 1994. Overall, the economy gained 4 percent in 1994, the strongest rate in ten years when it was 6.2 percent in 1984. The data also implies that vigorous growth may continue, and possibly accelerate, before higher interest rates take their toll on the economy in 1995. Most economists predict a slowdown with annual growth in the 3.0 to 3.5 percent range. In a separate government report, American industry was operating at 84.6 percent of capacity in October, the highest rate since 1989. A utilization rate above 85 percent or so is considered to be in danger of accelerating inflation.


  Retail Sales


  In their recent publication, The Scope of the Shopping Center Industry in the United States - 1994, The International Council of Shopping Centers reports that overall retail conditions continued to improve for the third consecutive year in 1993. Total shopping center sales increased 5.5 percent to $830.2 billion in 1993, up from $787.2 billion in 1992. The comparable 1992 increase was 5.3 percent. Retail sales in shopping centers (excluding automotive and gasoline service station sales) now account for about 55.0 percent of total retail sales in the United States.

  Total retail sales per square foot have shown positive increases over the past three years, rising by 4.8 percent from approximately $165 per square foot in 1990, to $173 per square foot in 1993. It is noted that the increase in productivity has slightly exceeded the increase in inventory which bodes well for the industry in general. This data is summarized on the following table.




                   Selected Shopping Center Statistics
                                1990-1993
          _______________________________________________________________

                                                     % Change  Compound
                          1990   1991  1992   1993   1990-93   Ann. Grwth.


  Retail Sales in
  Shopping Centers *     $727.7 $747.8 $787.2 $830.2  14.1%      4.49%


  Total Leasable Area **   4.4   4.6    4.7    4.8     9.1%      2.94%


  Unit Rate             $165.0 $163.0 $167.0 $173.0    4.8%      1.59%
  ______________________________________________________________________

  *  Billions of Dollars
  ** Billions of Square Feet

  Source: International Council of Shopping Centers.  The Scope of the
          Shopping Center Industry in the United States - 1994.
  ______________________________________________________________________


  As a whole, 1993 was a good year for most of the nation's major retailers. Sales for the month of December were up for most, however, the increase ranged dramatically from 1.1 percent at Kmart to 13.3 percent at Sears for stores open at least a year. It is noted that the Sears turnaround after years of slippage was unpredicted by most forecasters. Unfortunately, for most full service retailers, margins had been impacted by aggressive price cutting and promotions as consumers have become more value conscious. For the year, however, 1994 has offered mixed results. Data through the first quarter of 1994 had shown that sales in March surged in comparison to the setback in January which was attributed to poor weather. Many of the nation's largest retailers have reported double- digit sales gains, lead by Sears (16.8 percent) and Wal-Mart (15.0 percent). Salomon Brothers said its retail index rose 11.1 percent in March, the biggest one month jump since 1991. By comparison, the March 1993 index rose 3.7 percent. Data through the first half of 1994 shows that sales have continued their improving trend; however, sales through the third quarter slowed below most retailers' expectations. The Salomon Brothers index showed that retail sales in September grew 3.9 percent from the month a year earlier. The comparable September 1993 figure was 5.6 percent. While September is traditionally a slow month, most retailers blamed the slow results on weather. With December results recently in, most retailers posted same store gains of between 2 and 6 percent. Sears was the exception with an increase of 7.9 percent. The Goldman Sachs Retail Composite Comparable Store Sales Index, a weighted average of monthly same store sales of 52 national retail companies rose 4.5 percent in December. The weakest sales have been in womens' apparel with the strongest sales reported for items such as jewelry and hard goods. Most department store companies reported moderate increases in same store sales, though largely as a result of aggressive markdowns. Thus, profits are expected to be negatively affected for many companies.

  Provided on the following chart is a summary of overall and same store sales for selected national merchants for December 1994, the most recent month available.


            Same Store Sales for the Month of December, 1994
            ________________________________________________


                                  % Change From Previous Year
                                  ___________________________

     Name of Retailer             Overall    Same Store Basis
     ________________________________________________________

         Wal-Mart                 +21.6%         + 6.8%
          Kmart                   + 1.6%         + 3.0%
     Sears, Roebuck & Co.         + 8.0%         + 7.9%
       J.C. Penney                + 5.3%         + 5.4%
     Dayton Hudson Corp.          + 9.6%         + 3.7%
     May Department Stores        + 8.3%         + 5.5%
     Federated Dept. Stores         N/A          + 2.2%
     The Limited Inc.             + 5.6%         - 4.0%
         Gap Inc.                 +12.0%         + 0.0%
        Dillard's                 + 7.7%         + 5.0%
     _______________________________________________________

     Source: New York Times, January 6, 1995
     _______________________________________________________



  Some analysts point to the fact that consumer confidence has resulted in increases in personal debt which may be troublesome in the long run. Consumer loans by banks rose 14.4 percent in the twelve months that ended on September 30th. Credit card billings have jumped 25 percent in the last twelve months. But data gathered by the Federal Reserve on monthly payments suggest that debt payments are not taking as big a bite out of income as in the late 1980s, largely because of the record refinancings at lower interest rates in recent years and the efforts by many Americans to repay debts. The ratio of payments to income now stands around 15.9 percent, roughly what it was in the mid-1980s, and considerably below the 17.9 percent of 1989.


  Department Store Chains


  The continued strengthening of some of the major department store chains, including Sears, Federated/Macy's, May and Dayton Hudson, is in direct contrast to the dire predictions made by analysts about the demise of the traditional department store industry. This has undoubtedly been brought about by the heightened level of merger and acquisition activity in the 1980s which produced a burdensome debt structure among many of these entities. When coupled with reduced sales and cash flow brought on by the recession, department stores were unable to meet their debt service requirements. Following a round of bankruptcies and restructurings, the industry has responded with aggressive cost cutting measures and a focused merchandising program that is decidedly more responsive to consumer buying patterns. The importance of department stores to mall properties is tantamount to a successful project since the department store is still the principal attraction that brings patrons to the center.


  Industry Trends


  Since 1990, total U.S. shopping center GLA has increased by 400 million square feet, a 9.1 percent increase or 2.9 percent growth per annum. This change has outpaced annual population growth. In 1990 the total per capita GLA was 17.7 square feet. By 1993, this figure advanced to 18.5 square feet per person. According to the National Research Bureau, there were a total of 39,633 shopping centers in the United States in 1993, an increase of 1.7 percent from 38,966 shopping centers in 1992.

  The total leasable area of U.S. Shopping Centers increased by 2.1 percent in 1993 to 4.77 billion square feet. As would be expected, construction of new centers has dropped from a high of 91.8 million square feet (979 centers with a contract value of $5.9 billion) in 1990, to 42.8 million square feet in 1993. According to F.W. Dodge, the construction information division of McGraw-Hill, 451 new shopping centers were started in 1993. These new projects generated $2.7 billion in construction contract awards and supported 43,700 jobs in the construction trade and related industries. This is nearly half of the construction employment level of 95,360 for new shopping center development in 1990. It is estimated that 10.044 million people are now employed in shopping centers, equal to about one of every nine non-farm workers in the country. This is up 2.2 percent over 1992.

  On balance, 1993 was a period of transition for the retail industry. Major retailers achieved varying degrees of success in meeting the demands of increasingly value con- scious shoppers. Since the onset of the national economic recession in mid-1990, the retail market has been characterized by intense price competition and continued pressure on profit margins. Many national and regional retail chains have consolidated operations, closed underperforming stores, and/or scaled back on expansion plans due to the uncertain spending patterns of consumers. The consolidations and mergers have produced a more limited number of retail operators, which have responded to changing spending patterns by aggressively repositioning themselves within this evolving market. Much of the current retail construction activity involves the conversion of existing older retail centers into power center formats, either by retenanting or through expansion. An additional area of growth in the retail sector is in the "supercenter" category, which consists of the combined grocery and department stores being developed by such companies as Wal-Mart and Kmart. These formats require approximately 150,000 to 180,000 square feet in order to carry the depth of merchandise necessary for such economies of scale and market penetration.


  Market Shifts


  During the 1980s, the department store and specialty apparel store industries competed in a tug of war for the consumer's dollar. Specialty stores emerged largely victorious as department store sales steadily declined as a percentage of total GAFO sales during the decade, slipping from 47.0 percent in 1979 to 44.0 percent in 1989. During this period, many anchor tenants teetered from high debt levels incurred during speculative takeovers and leveraged buyouts of the 1980s. However, bankruptcies and restructuring forced major chains to refocus on their customer and shed unproductive stores and pro- duct lines. As a result, department store sales as a percentage of GAFO sales rebounded sharply in the early 1990s. In fact, by year-end 1993, department store share of GAFO sales had climbed back above 46.0 percent, its highest level since 1979.

  Despite the proliferation of non-store retailers (catalog shopping) during the 1980s, general merchandise, apparel, furniture and other store (GAFO) sales, generally considered to be a proxy for mall store sales, actually increased steadily during the decade. As a percentage of total retail sales (excluding automobiles), GAFO sales rose to approximately 35.0 percent by year-end 1993 from 29.0 percent in 1980.

  During the period 1985 to 1991, regional mall market share of total shopping center expenditures declined from 30.0 to 24.0 percent according to a recent study by Salomon Brothers. This is attributed to the faster pace of new construction related to neighbor- hood, community, and power centers nationally. The most notable increase in market share has come from growth in community centers which are typically anchored by discounters such as Wal-Mart, Target, and Kmart as shown on the following table.


                    Market Share of Shopping Centers
                            by Property Type
                    __________________________________

                    Type          1985          1991
                    __________________________________

        Neighborhood Centers      38.0%         37.0%

        Community Centers         31.0%         37.0%

        Regional Malls            30.2%         24.0%

        Power Centers               .8%          2.0%
        ______________________________________________

        Source: National Research Bureau, International Council of
                Shopping Centers, Salomon Brothers




  This repositioning of retail product has been a direct response to changing consumer preferences. Both regional and super-regional shopping center completions have declined by approximately 66.0 percent from their 1989 peaks, implying that positive net absorption should result as the economy improves.


  Outlook

  Many analysts remain bullish with respect to the department store industry which appears well prepared to take a competitive stance against the major discounters and "category killers" in the second half of the decade. Sears and JC Penney have undergone major restructurings and have seen comparable store sales growth of 7.9 and 5.4 percent, respectively. The May Company has focused on consolidating operations in order to strengthen its buying power and lower expenses. They also expect to embark on an aggressive expansion program that will expand 55 existing stores and add approximately 100 new stores by 1998. Dillard's is often cited as an efficient operator and they continue to expand into new markets with both new store construction and selective acquisitions. Macy's recent merger with Federated has received wide acclaim as the two have formed one of the nation's largest department store companies with over 300 units and annual sales of over $13.0 billion. Nonetheless, the competition among retailers of all types will remain intense. The consumer stands to benefit from this price competition assuming real increases in purchasing power can be maintained.

  The WEFA Group, an economic consulting company, projects that potential growth of the economy will slow moderately over the long-term. This will have a direct influence on consumption (consumer expenditures) and overall inflation rates (CPI).

  The outlook for inflation faces a great deal of uncertainty in the long run. Inflation has decelerated over the past year due primarily to slow rises in crude material prices which, in turn, have been reflected in slower rises in producer prices for finished goods. Inflation (as measured by the CPI-Urban) has increased at an annual average rate of 3.7 percent since 1982. This is in stark contrast to the average performance of 8.4 percent per year between 1971 and 1981. The Bureau of Labor Statistics has reported that consumer prices rose by only 2.7 percent in 1994, the fourth consecutive year in which inflation was under 3 percent. Apart from the volatile food and energy sectors, the core inflation rate was only 2.6 percent in 1994, the lowest rate since 1965. The WEFA Group projects that inflation rates will stabilize at an annual rate near 3.5 percent in the long term.

  Consumption expenditures are primarily predicated on the growth of real permanent income, demographic influences, and changes in relative prices in the long term. Changes in these key variables explain much of the consumer spending patterns of the 1970s and mid-1980s, a period during which baby boomers were reaching the asset acquisition stages of their lives; purchasing automobiles and other consumer and household durables. Increases in real disposable income supported this spending spurt with an average annual increase of 2.9 percent per year over the past twenty years. Real consumption expenditures increased at an average annual rate of 3.1 percent during the 1970s and by an average of 4.0 percent from 1983 to 1988. WEFA projects that consumption expenditure growth will slow to 2.0 percent per year by 2003 as a result of slower population growth and aging. WEFA further forecasts that personal consumption expenditures on services will expand by a higher annual rate of about 2.3 percent in the long term.

  It is projected that the share of personal consumption expenditures relative to GDP will decline over the next decade. Consumer spending as a share of GDP peaked in 1986 at 67.4 percent after averaging about 63.0 percent over much of the post-war period. WEFA estimates that consumption's share of aggregate output will decline to 64.5 percent by 2003 and 62.7 percent by 2018.

        Potential GDP is a measure of the economy's ability to produce goods and services. This potential provides an indication of the expansion of output, real incomes, real expenditures, and the general standard of living of the population. WEFA estimates that real U.S. GDP will grow at an average annual rate of 2.7 percent through 2000 as the output gap is reduced between real GDP and potential GDP. After 2000, annual real GDP growth will decline, tapering to 2.3 percent per annum by 2003 and 2.1 percent by 2010.


  Trade Area Analysis

   Overview

  A retail center's trade area contains people who are likely to patronize that particular retail center. These customers are drawn by a given class of goods and services from a particular tenant mix. A center's fundamental drawing power comes from the strength of the anchor tenants as well as the regional and local tenants which complement and sup- port the anchors. A successful combination of these elements creates a destination for customers seeking a variety of goods and services while enjoying the comfort and convenience of an integrated shopping environment.

  In order to define and analyze the market potential for the Laurel Centre, it is import- ant to first establish the boundaries of the trade area from which the subject will draw its customers. In some cases, defining the trade area may be complicated by the existence of other retail facilities on main thoroughfares within trade areas that are not clearly defined or whose trade areas overlap with that of the subject. The subject's potential trade area partially overlaps with other retail facilities along major retail thoroughfares. The subject's capture rate of area expenditure potential is also influenced by the Columbia and An- napolis Malls as well as the Laurel Lakes Centre.

  Finally, there are several large strip centers anchored by discount department and spe- cialty stores in the market. While some cross-shopping does occur, these stores act more as a draw to the area, creating an image for the area as a prime destination shopping dis- trict and generating more retail traffic than would exist in their absence. Nonetheless, we do recognize and mention these centers to the extent that they provide a complete under- standing of the area's retail structure.
Scope of Trade Area
  Traditionally, a retail center's sales are principally generated from within its primary trade area, which is typically within reasonably close geographic proximity to the center itself. Generally, between 55 and 65 percent of a center's sales are generated within its primary trade area. The secondary trade area generally refers to more outlying areas which provide less frequent customers to the center. Residents within the secondary trade area would be more likely to shop closer to home due to time and travel constraints. Typically, an additional 20 to 25 percent of a center's sales will be generated from within the secondary area. The tertiary or peripheral trade area refers to more distant areas from which occasional customers to the mall reside. These residents may be drawn to the center by a particular service or store which is not found locally. Industry experience shows that between 10 and 15 percent of a center's sales are derived from customers residing outside of the trade area. This potential is commonly referred to as inflow.

  In areas that are benefitted by an excellent interstate highway system such as the Washington-Baltimore Corridor, the percentage of sales generated by inflow patrons can often run upwards to 25 percent or higher.

  Once the trade area is defined, the area's demographics and economic profile can be analyzed. This will provide key insight into the area's dynamics as it relates to the subject. The sources of economic and demographic data for the trade are analysis are as follows: Equifax Marketing Decision Systems (EMDS), Sales and Marketing Management's Survey of Buying Power 1985-1992, The Urban Land Institute's Dollars and Cents of Shopping Centers
  (1993), CACI, The Sourcebook of County Demographics, and The Census of Retail Trade - 1992. We have also been provided with a specific retail study of the mall's trade area and remerchandising recommendations by Hollander, Cohen & McBride, which has relied upon shopper surveys and department store receipts in determining the extent of the mall's draw.

  Before the trade area can be defined, it is necessary that we thoroughly review the retail market and the competitive structure of the general marketplace, with consideration given as to the subject's position.
Trade
  Area Definition According to the latest consumer survey provided by Hollander Cohen & McBride, Laurel Centre draws from the entire geographical corridor between Washington, D.C. and Baltimore, Maryland. The trade area has been identified as containing a total of 26 zip codes, plus an additional 37 zip codes from tertiary regions. The primary and secondary zip codes are arrayed on following tables.

  The Primary Market segment, which generally falls within a 10 mile radius of the cen- ter, includes the major (Zip Code) communities of Laurel, Beltsville, College Park and Severn, as well as parts of Silver Spring and Bowie to the south and Columbia to the north. Last year's Stillerman & Jones survey estimated that approximately two-thirds (68 percent) of Laurel Centre shoppers reside in the Primary Market, generating nearly 75 percent of its sales. The latest survey showed that 50 percent of Laurel Centre's shoppers reside in the primary market.

  The Secondary Market is divided into two parts. The "South Secondary" segment in- cludes Upper Marlboro, Bowie (one Zip Code), Lanham-Seabrook, Greenbelt and four major Hyattsville Zip Codes, as well as part of Silver Spring and several other communities within the general area. Thirteen percent of Laurel Centre shoppers live in the South Secondary Market segment. The "North Secondary" Market consists of two major zip codes in Columbia and Ellicott City, a portion of South Baltimore and a few smaller communities. Six percent of the shoppers reside in these areas. The remaining 13 percent of Laurel Centre shoppers are from outside the defined trade area ("Inflow"), but for the most part live within the surrounding region.


                         Laurel Centre - Primary
                         _______________________

                         Primary            City
                         _______________________

                          20707           Laurel

                          20708           Laurel

                          20723           Laurel

                          20724           Laurel

                          20770           Greenbelt

                          20705           Beltsville
                          __________________________________

                          Source:  Hollander Cohen & McBride

                          ___________________________________



                                      Secondary
                                      _________

                             20706               21045

                             20740               21114

                             20755               21144

                             20904               20002

                             21113               20737

                             20715               20772

                             20716               20782

                             20784               20783

                             21044               20794

                             20905               20866


                          Source:  Hollander Cohen & McBride
                          __________________________________



  Within this analysis we have elected to utilize the trade area as defined by the above shown zip codes. So that we may lend additional insight into this analysis, we have separated the trade area into a primary and secondary market. These reports are provided in the Addenda. Population statistics produced by Equifax National Decision Systems (ENDS), based on the combined trade area zip codes, are provided on the facing page. We will refer to this area as the subject's total trade area.


  Population


  Once the market area has been established, the focus of our analysis centers on the trade area's population. ENDS provides historic, current and forecasted population estimates for the total trade area. Patterns of development density and migration are reflected in the current levels of population estimates.

  Between 1980 and 1994, ENDS reports that the population within the total trade area increased by 23.7 percent to 670,358. This trend is expected to continue through 1999 as population is forecasted to increase by an additional 5.7 percent to 708,347. A review of the component trade area reports show that growth is forecasted for both the primary and secondary markets.

  Provided on the following page is a graphic representation of the projected population growth for the trade area through 1999. While the majority of the trade area is forecasted to post modest population gains, other areas are expected to witness more moderate growth. Nonetheless, it is important to recognize that within the total trade area of the mall there exists nearly 670,500 people with substantial aggregate purchasing power and few destination retail establishments of Laurel Centre's caliber.



  Households


  A household consists of all the people occupying a single housing unit. While individual members of a household purchase goods and services, these purchases actually reflect household needs and decisions. Thus, the household is a critical unit to be considered when reviewing market data and forming conclusions about the trade area as it impacts the retail center.

  National trends indicate that the number of households are increasing at a faster rate than the growth of the population. Several noticeable changes in the way households are being formed have caused the acceleration in this growth, specifically:

     The population in general is living longer on average. This results in an increase of single and two person households.

     The divorce rate increased dramatically during the 1980s, again resulting in an increase in single person households.

     Many individuals have postponed marriage, thus also resulting in more sin-gle person households.


  Between 1980 and 1994, the total trade area added 64,376 households, increasing by 35.1 percent to 247,597 units. Again, the subject must be viewed within the context of its location in a growing area with opportunities for expansion. The reader is directed to the fact that with a moderate population increase over the past two years, household units have increased at a faster pace generally due to the factors cited above. Through 1999, a continuation of this trend is forecasted through all components of the trade area. Accordingly, the household size is forecasted to continue to decrease from its present 2.71 persons to 2.69 persons per household.

                        MAP of Laurel Centre Trade Area,
                      showing population % growth 1994-99


  Such a relationship generally fits the observation that smaller households with fewer children and higher incidence of single occupancy, especially among young professionals, generally correlates with greater disposable income.


  Trade Area Income


  A significant statistic for retailers is the trade area's income potential. Within the total trade area, ENDS reports that average household income has increased from $26,310 in 1980 to $61,337 in 1994, a 133.1 percent aggregate increase which equates to a compounded increase of 6.2 percent per annum. Median household income is currently estimated at $53,484 for the total trade area, while per capita income is $23,178.

  The Washington, D.C. MSA has, as part of it, some of the highest average household income areas in the State of Maryland. Provided on the following page is a graphic representation of the area's current income levels. Note the concentration of relative wealth in the subject's trade area with the highest concentration of income found in the south and northwest quadrants.


                        MAP of Laurel Centre Trade Area
                        showing households 94 by income


  Retail Sales

  Another important statistic for retailers is the amount of retail sales within a trade area. The table below has summarized historic retail sales for the State of Maryland, the Washington, D.C. MSA and Prince George's County for the prior eight year period.



                              Retail Sales
                               1985-1993
                                 (000)
                              ____________

                   State of    Washington   Prince George's
        Year       Maryland       MSA           County
        ___________________________________________________


        1985     $28,863,392   $25,219,988    $5,175,984

        1986     $30,205,991   $26,757,621    $5,253,177

        1987     $32,240,588   $29,194,343    $5,618,104

        1988     $33,854,588   $31,471,548    $5,856,907

        1989     $35,045,366   $31,376,074    $5,649,800

        1990     $36,836,986   $32,925,657    $6,260,391

        1991     $36,385,417   $31,761,066    $6,109,373

        1992     $38,204,984   $36,615,796    $6,340,008

        1993     $40,363,984   $39,205,140    $6,538,594


 Compounded
 Annual Growth
 Rate              +4.28%        +5.67%         +2.96%

  Source:  Sales and Marketing Management Survey of Buying Power (1986-1994)
  __________________________________________________________________________


  As can be seen from the above, Prince George's County retail sales have lagged both the State of Maryland and the Washington MSA in terms of average growth over the past eight years. The county's sales had been increasing at relatively strong levels through 1988. However, 1989 marked a decrease of
  3.5 percent which was the first in the last six years. Sales rebounded in 1990, increasing 10.8 percent over 1989. Then in 1991 sales declined again by 2.4 percent to $6,109,373. Sales increased again in 1992 by 3.78 percent, and in 1993 by 3.13 percent.


  Mall Shop Sales


  While retail sales trends within the MSA and region lend insight into the underlying economic aspects of the market, it is the subject's sales history that is most germane to our analysis. Sales reported for total mall shops may be allocated as shown on the chart which follows.





           TABLE showing Laurel Centre Retail Sales, 1986-1994


   As can be seen from the above, total mall shop sales have increased at a compound annual rate of 3.78 percent since 1986. In this regard, sales increased from approximately $45.6 million to $61.35 million. We have abstracted a unit rate in each year based upon a total reporting GLA. This measure provides a skewed level of tenant performance since many tenants do not report sales by lease agreement or fail to report sales for a particular sales period. As such, it can be seen that for the 249,321 square feet of reporting tenants in 1994, mall shop sales were equal to $246.08 per square foot. This was down slightly from 1993. It should be pointed out that these amounts are property totals and include sales from tenants who were terminated during the year. Furthermore, it should be emphasized that the sales reflect the aggregate change in sales and is not an indication of comparable store sales. Finally, these results reflect 1994 estimates, which do not include actual December 1994 sales.

   Comparable store sales (also known as same store sales) reflect the annual performance of stores in existence and reporting sales for the prior one year period. In management's year end sales report, a detail of comparable store sales under the category "Mature Sales" is presented. Comparable sales from 1991 to 1992 increased by 0.9 percent to $287.20 per square foot in 1992. Figures for 1993 showed comparable store sales down slightly from $283.70 in 1992 to $280.90 in 1993. This decrease was been due in part to tenant turnover in the mall as well as tenant relocations. A comparison of comparable new tenants to the mall showed sales per square foot of $279.40 for 1993, up 4.27 percent from the 1992 figure of $267.70 per square foot.

  For 1994, comparable/mature store sales have been tracking at $279.10 per square foot, this compared to $286.30 for comparable tenants in 1993.

  The Urban Land Institute's Dollars and Cents of Shopping Centers (1993) report outlining the range and median sales per square foot of mall stores for super-regional shopping centers utilizes a sample survey to derive average sales figures. Nationally, the 1992 median sales dollars per square foot for super-regional malls was approximately $195 per square foot within a range of $132 to $303 per square foot. This study is also performed on a regional basis. The eastern region exhibits a range of sales between $133 and $355 per square foot with a median of approximately $227 per square foot. The subject has clearly outperformed these averages.


                             Department Store Sales


  The Urban Land Institute also tracks sales for owned and non-owned department stores. ULI reports that median sales per square foot for non-owned department stores (national chains) is $186 with the top 10 percent hitting the $315 mark. Owned stores report a median of $128 per square foot with the top 10 percent at $217.

  Department store sales at the subject property reportedly reached $73,215,000 in 1993, reflecting an overall average of $175.82 per square foot. For 1994, sales have been estimated at $73,874,000 or $177.40 per square foot, a 0.90 percent increase over 1993. A five year sales history is shown on the following chart.


                 TABLE showing Laurel Centre Retail Sales (by 000) featuring Department Stores, Year, and Total
                 Annual Growth Rate, 1990-1994



  As can be seen, total department store sales have grown at a compound average annual rate of 1.88 percent since 1990, led by Montgomery Ward's growth of 3.12 percent per year.

  J.C. Penney is the only major anchor which is included in this appraisal. Sales in 1990 were slow, rising only 1.7 percent to $20,057,000 or $146.50 per square foot over 1989 figures. In 1991, sales dropped by 10.4 percent to $17,980,000. There was a recovery in 1992 above 1991 levels as sales rose
  13.4 percent to $20,383,000 or $148.93 per square foot. In 1993, sales at JC Penney increased by 3.16 percent to $153.63 per square foot. Sales have apparently risen again for 1994, approximately 4.60 percent above 1993 levels.

  Montgomery Ward and Hecht's are the other anchor stores, but are individually owned and not a part of this appraisal. They do, however, impact the subject to the extent that they influence the mall stores through their ability to generate traffic and increase sales. Similar to Penney's, both stores showed sales that were relatively flat in 1990. Montgomery Ward increased sales by .3 percent to $23,564,000 or $146.18 per square foot. Hecht's sales increased by .4 percent in 1990 to $24,950,000 or $210.81 per square foot. It would appear that the three anchor stores were all negatively impacted by the adverse national retail climate during 1990 through 1991. However, all stores have experienced some recovery since then, showing growth rates between 0.29 and 3.12 percent.

  As further discussion to the subject's position in the market, it is necessary that we review the nature of competition.


                              Competition

  Since our last appraisal, there has been no major new retail development in the subject's vicinity which would pose as competition. The Laurel Lakes Centre at U.S. 1 and Cypress Street has added Best Buy (October 1994) who leased 51,325 square feet for fifteen years at a reported $10.50 per square foot. Best Buy has reported affected sales at the subject for tenants, such as Software, Etc., with competing merchandise. Other leases in the center range from $9.00 to $25.00, with newer leases ranging from $11.00 to $18.00 per square foot. Approximately 23,082 square feet remains vacant here (5 percent), primarily in the courtyard/open air portion of the center which has poor visibility.

  The Mall in Columbia is a Rouse development that opened in 1971. It serves as the retail center of the planned community of Columbia, Maryland. It has 190 specialty stores with three anchors: Hecht's (152,100 square feet), Sears (121,000 square feet), and Woodward & Lothrop (164,700 square feet). The mall is very successful, and its market has good growth potential given the market's position halfway between Washington and Baltimore. Rouse is planning a fashion-oriented redevelopment with Nordstrom, Macy's, and Lord & Taylor as candidates. A store has yet to be named and the owner is non-committal as to a start date. Nonetheless, while the mall is in need of renovation, despite its physical condition it still does well. Recent discussion suggests that Nordstrom is the likely candidate for addition to this property.

  Annapolis Mall, at Routes 178 and 450 in Annapolis, Maryland, was originally
  built in 1980 by  May Centers, Inc.   It is a one-level, super-regional
  shopping center with 130 specialty stores.  The center has four anchors:
  Hecht's (156,029 square feet), JC Penney (83,695 square feet), Montgomery Ward (127,296 square feet), and Nordstrom (152,766 square feet). It has recently completed an expansion and renovation which included the addition of Nordstrom, a new food court and 103,000 square feet of new mall shop GLA. Total GLA is now 924,628 square feet. Mall shop sales at Annapolis are projected to have reached $350 per square foot by year-end 1994. This is up from $297 per square foot in 1992. As previously mentioned, both Konterra and Bowie Town Center remain impeded by delays to such a degree that it is not possible to predict a start data for either project. The Konterra project, however, now appears more remote than ever. Bowie Town Center remains a potentially viable project. However, ownership is still considering alternative uses for the site and mitigation of traffic, flood plain issues, and wetlands remain a hold- up. It is not likely that this center would be completed before 1997-1998.



                                Comments


  Laurel Centre has had little difficulty in attracting new tenants to fill space which turned over during the year. At the time of our inspection, it was approximately 94 percent occupied with good prospects for some of the available space. Several tenants turned over during the year and were released with the new tenant undertaking renovation of the space. Many of the existing tenants have been in the mall since it opened in 1979 and their space is due for a major facelift. Other tenants have renewed or expanded during the year. Management has also purposely kept space off of the market in order to combine certain spaces to accommodate certain leasing strategies. Further discussion of this activity may be found in the Income Approach.

  Within the shopping center industry, a trend toward specialization has evolved so as to maximize sales per square foot by deliberately meeting customer preferences rather than being all things to all people. This market segmentation is implemented through the merchandising of the anchor stores and the tenant mix of the mall stores. The subject property and the other shopping malls of this trade area reflect this trend toward market segmentation. With anchor tenant's such as J.C. Penney, Hecht's and Montgomery Ward, the subject property is clearly positioned toward the broad center of the retail market.


                              Conclusion

  We have analyzed the retail trade history and profile of the Baltimore/Washington MSA and Prince George's County in order to make reasonable assumptions as to the continued performance of the subject's trade area.

  A metropolitan and locational overview was presented which highlighted important points about the study area and demographic and economic data specific to the trade area was presented. The trade area profile encompassed a zip code based survey from the subject. Marketing information relating to these sectors was presented and analyzed in order to determine patterns of change and growth as it impacts the Laurel Centre. Finally, we included a brief discussion of some of the competitive retail centers in the market area. The data is useful in giving quantitative dimensions of the total trade area, while our comments serve to provide qualitative insight into this area. The following summarizes our key conclusions:

   1. The subject enjoys a visible and accessible location within the heart of the dynamic Baltimore-Washington Corridor. The region has experienced impressive population growth and household formation. Developers have started or are proposing many significant projects which will have positive ramifications for the subject.

   2. The region has a stable and diverse employment base, and boasts of a desirable quality of life. Its population has also expanded in affluence as measured by average household income and market expenditure potential.

   3. Population and households within the subject's trade area have continued to expand and the mall remains the dominant retail center in the Laurel area. It has a complementary tenant mix and good anchor stores that has resulted in impressive sales growth.

   4. The potential for new competition in the two projects cited herein still exists, albeit at an increased level of uncertainty. While neither has started, both must be continually reviewed so that the subject's merchandising and marketing strategy is properly focused.


  On balance, it is our opinion that with continued competent management and aggressive marketing, the Laurel Centre should remain as a viable entity. Our outlook for the area continues to be positive with good prospects for modest appreciating real estate values.


                          THE SUBJECT PROPERTY



  The Laurel Centre Mall contains a gross occupancy area of 661,639 square feet including three anchor tenants. Specifically, this appraisal addresses a gross leasable area of 382,081 square feet. The Montgomery Ward (161,204 square feet) and the Hecht's (118,139 square feet) stores are independently owned and not part of this analysis. The subject site (consisting of 21.84 acres), is situated on the west side of U.S. Route 1 at Cherry Lane in the City of Laurel, Prince George's County, Maryland.

  Since our previous report, the major changes in the mall have primarily revolved around new tenant lease transactions, existing lease renewals, and tenants who have been terminated. As a result, some remodelling and renovation of tenant stores has occurred. Further discussion of these activities is included in the Income Approach to this report.

  Laurel Centre continues its efforts to upgrade the mall with capital improvement projects. Recent projects have included painting, deck landscaping, new entrance doors, sealing the parking decks, new signage, installing decorative lighting, and food court repairs. Several of these projects continued through 1994. Projects for 1995 include replacement of the mall's HVAC system, scheduled to cost $1,032,920 in non-CAM capital expenditures.

  We would also note that structurally and mechanically the improvements appear to be in good condition. However, this type of analysis is beyond our expertise and is best made by a professional engineer. Our review of the local environs reveals that there are no external influences which negatively impact the value of the subject property.


                        REAL PROPERTY TAXES AND ASSESSMENTS



   The subject property is assessed for the purpose of taxation by Prince George's County. It is also taxed by the City of Laurel which follows the county mandated assessment. The total assessment is therefore $25,573,640, unchanged over the past two tax billings.

   In 1994/95, the County's assessment was $25,464,850 for the main mall parcel and $108,790 for a .7346 acre tract. Currently, the tax rate in the City of Laurel is $1.414 per $100 of assessment. The county rate, inclusive of the state portion as well as the various special districts, amount to $2.584 per $100. Application of these two rates produce taxes of $1,022,390.93. Ownership has budgeted $1,100,000 to account for projected phase-ins for increasing assessments as well as the potential change in the tax rate during 1995/1996. Accordingly, we have utilized this amount in our cash flow.


                                ZONING



   The subject property is zoned C-SH, Commercial Shopping Center by the City of Laurel. This district permits a broad spectrum of general commercial uses as those normally found in shopping centers of the subject type. Based on conversations with the city zoning officer, the subject's current retail use is in conformance with the intent of the C-SH district.


                         HIGHEST AND BEST USE


   According to the Dictionary of Real Estate Appraisal, Third Edition (1993), a publication of the American Institute of Real Estate Appraisers, the highest and best use is defined as:

   The reasonably probable and legal use of vacant land or an improved property, which is physically possible, appropriately supported, financially feasible, and that results in the highest value. The four criteria the highest and best use must meet are legal permissibility, physical possibility, financial feasibility, and maximum profitability.

   We evaluated the site's highest and best use both as currently improved and as if vacant in our original report. In both cases, the highest and best use must meet the aforementioned criteria. After considering all the uses which are physically possible, legally permissible, financially feasible and maximally productive, it is our opinion that a concentrated retail use built to its maximum feasible FAR is the highest and best use of the mall site as vacant. Similarly, we have considered the same criteria with regard to the highest and best use of the site as improved. After considering all pertinent data, it is our conclusion that the highest and best use of the site as improved is for its continued retail/commercial use. We believe that such a use will yield to ownership the greatest return over the longest period of time.

                                VALUATION PROCESS



   Appraisers typically use three approaches in valuing real property: The Cost Approach, the Income Approach and the Sales Comparison Approach. The type and age of the property and the quantity and quality of data effect the applicability in a specific appraisal situation.

   The Cost Approach renders an estimate of value based upon the price of obtaining a site and constructing improvements, both with equal desirability and utility as the subject property. Historically, investors have not emphasized cost analysis in purchasing investment grade properties. The estimation of obsolescence for functional and economic conditions as well as depreciation on improvements makes this approach difficult at best. Furthermore, the Cost Approach fails to consider the value of department store commitments to regional shopping centers and the difficulty of site assemblage for such properties. As such, the Cost Approach will not be employed in this analysis due to the fact that the marketplace does not rigidly trade leased shopping centers on a cost/value basis.

   The Sales Comparison Approach is based on an estimate of value derived from the comparison of similar type properties which have recently been sold. Through an analysis of these sales, efforts are made to discern the actions of buyers and sellers active in the marketplace, as well as establish relative unit values upon which to base comparisons with regard to the mall. This approach has a direct application to the subject property. Further-more, this approach has been used to develop investment indices and parameters from which to judge the reasonableness of our principal approach, the Income Approach.

   By definition, the subject property is considered an income/ investment property. Properties of this type are historically bought and sold on the ability to produce economic benefits, typically in the form of a yield to the purchaser on investment capital. Therefore, the analysis of income capabilities are particularly germane to this property since a prudent and knowledgeable investor would follow this procedure in analyzing its investment qualities. Therefore, the Income Approach has been emphasized as our primary methodology for this valuation. This valuation concludes with a final estimate of the subject's market value based upon the total analysis as presented herein.


                        SALES COMPARISON APPROACH



  Methodology

   The Sales Comparison Approach allows the appraiser to estimate the value of real estate by comparing recent sales of similar properties in the surrounding or competing area to the subject property. Inherent in this approach is the principle of substitution, which holds that "when a property is replaceable in the market, its value tends to be set at the cost of acquiring an equally desirable substitute property, assuming that no costly delay is encountered in making the substitution."

   By analyzing sales that qualify as arms-length transactions between willing, knowledgeable buyers and sellers, market value and price trends can be identified. Comparability in physical, locational, and economic characteristics is an important criterion when comparing sales to the subject property. The basic steps involved in the application of this approach are as follows:

   (1) Research recent, relevant property sales and current offerings through-out the competitive marketplace;

   (2) Select and analyze properties considered most similar to the subject, giving consideration to the time of sale, change in economic conditions which may have occurred since date of sale, and other physical, func-tional, or locational factors;

   (3) Reduce the sales price to a common unit of comparison, such as price per square foot of gross leasable area that is to be sold;

   (4) Make appropriate adjustments between the comparable properties and the property appraised;

   (5) Identify sales which include favorable financing and calculate the cash equivalent price;

   (6) Interpret the adjusted sales data and draw a logical value conclusion.


   The most widely-used and market-oriented units of comparison for properties such as the subject are the sale price per square foot of gross leasable area
  (GLA) purchased and the overall capitalization rate extracted from an analysis of the sale. An analysis of the inherent sales multiple also lends additional support to this overall methodology.


  Market Overview


  The typical purchaser of properties of the subject's caliber includes both foreign and domestic insurance companies, large retail developers, pension funds, and real estate investment trusts (REIT's). The large capital requirements necessary to participate in this market and the expertise demanded to successfully operate an investment of this type, both limit the number of active participants and, at the same time, expand the geographic boundaries of the marketplace to include the international arena. Due to the relatively small number of market participants and the moderate amount of quality product available in the current marketplace, strong demand exists for the nation's quality retail developments.


  In recent years, interest in selling Class A properties had been tempered by illiquidity in financing purchases because of persisting post recessionary worries, lack of lending by banks that had been or continue to have financial troubles, and a general lack of interest in real estate as a prime investment vehicle. All of these factors have operated to raise yield and capitalization rates for those few players currently in the marketplace for Class A properties. Class B shopping centers have been more seriously impacted according to buyers and sellers, making few transactions probable as the product is withheld from the marketplace, or if offered, tends to be unrealistically priced based upon current economic conditions.

  Most institutional grade retail properties are existing, seasoned centers with good inflation protection. These centers offer stability in income and are strongly positioned to the extent that they are formidable barriers to new competition. Equally important are centers which offer good upside potential after face-lifting, renovations, or expansion. With new construction down substantially, owners have accelerated their renovation and remerchandising programs. Little competition from over-building is likely in most mature markets within which these centers are located. Environmental concerns and "no-growth" mentalities in communities are now serious impediments to new retail developments.

  The re-emergence of real estate investment trusts (REITs) has helped to provide liquidity within the real estate market, pushing demand for well-tenanted, quality property, particularly super-regional malls. Currently, REITs are one of the most active segments of the industry and are particularly attractive to institutional investors due to their liquidity.


  Real Estate Investment Trust Market

   To date, the impact of REITs on the regional mall investment market is not yet clear since the majority of Initial Property Offerings (IPOs) involving regional malls did not enter the market until the latter part of 1993 and early 1994. It is noted, however, that REITs have dominated the investment market for apartment properties and are expected to play a major role in retail properties as well. While many of the country's best quality malls have recently been offered in the public market, this heavily capitalized marketplace has provided sellers with an attractive alternative to the more traditional market for regional malls. The pricing of REITs and the elimination of a significant portion of the supply of quality regional malls could continue to favorably impact sellers of this property type. During the past year, a number of institutional investors have either become more aggressive in terms of acceptable returns, or have been eliminated from this component of the market.

   There are currently more than 230 REITs in the United States, about 77.0 percent (178) which are publicly traded. The advantages provided by REITs, in comparison to more traditional real estate investment opportunities, include the diversification of property types and location, increased liquidity due to shares being traded on major exchanges, and the exemption from corporate taxes when 95.0 percent of taxable income is distributed.

   There are essentially three kinds of REITs which can either be "open-ended", or Finite-life (FREITs) which have specified liquidation dates, typically ranging from eight to fifteen years.

    Equity REITs center around the ownership of properties where ownership interests (shareholders) receive the benefit of returns from the operating income as well as the anticipated appreciation of property value. Equity REITs typically provide lower yields than other types of REITs, although this lower yield is theoretically offset by property appreciation.

    Mortgage REITs invest in real estate through loans. The return to shareholders is related to the interest rate for mortgages placed by the REIT.

    Hybrid REITs combine the investment strategies of both the equity and mortgage REITs in order to diversify risk.

    During 1993, Hybrid REITs yielded an average of 7.28 percent as compared with Equity REITs at 6.30 percent and Mortgage REITs at 10.44 percent. The chart on the facing page summarizes the historic annual yield rates and overall return performance of REITs for the past ten years.

   Equity REITs clearly dominate the publicly traded marketplace, with an 80.0 percent share of the total market in terms of total capital. As of November 1993, total market capital amounted to $30.026 billion, nearly a 15.0 percent increase over the August 1993 figure of $26.185 billion. Capital invested in equity REITs has increased dramatically as well. In 1992, five equity REITs raised $726.0 million in capital, while in 1993, forty three equity REITs raised $8.616 billion in capital.

   The significant increase in equity REIT capital investment exhibited during the past two years has continued during the first portion of 1994, with ten new equity REIT offerings through the first eight weeks, and $1,520.4 million in total capital being raised. An additional ten REIT IPOs are currently in Registration with the SEC as of February 1994.

   The annual yields for all REITs have declined during the past four years, to an average annualized yield of 6.94 percent overall for 1993. The average annualized returns for the most recent two-year period are below the levels of the past ten years. The influx of capital into REITs has provided property owners with a significant alternative marketplace of investment capital and resulted in a considerably more liquid market for real estate. A number of "non-traditional" REIT buyers, such as utility funds and equity/income funds, established a major presence in the market during 1993, and there is strong evidence that public pension plans (including CalPers) have committed or will soon commit significant capital to REIT investment.

  Although the REIT market is volatile and has historically experienced rapid increases and declines in pricing and returns, the lower yields and substantial price appreciation during the past year has placed upward pressure on values and pricing for more traditional (non-REIT) real estate
  transactions.   The lower yields acceptable for equity REITs incorporates the marketplace's perception that real estate is in a recovery mode, which is expected to result in continued price appreciation to offset the lower initial yields. While the market and property specific due diligence used by the underwriters of the REIT offerings does not necessarily mirror the more thorough process used by more traditional institutional investors in real estate, the existence of this marketplace could continue to drive property values upward for the near term, particularly if inflation increases noticeably.

  Regional Mall REITs

  The accompanying exhibit "Analysis of Regional Mall REITs" summarizes the basic characteristics of seven REITs and one publicly traded real estate operating company (Rouse Company) comprised exclusively or predominately of regional mall properties. Excluding the Rouse Company (ROUS), the IPOs have all been completed since November 1992. The Taubman (TCO) REIT IPO in November 1992 represented the first equity REIT specializing in the ownership, management, and development of enclosed regional mall shopping centers. Prior to the Taubman offering, the public market for regional malls was limited to the Rouse Company public offering. Six additional IPO's of equity REITs, primarily involving enclosed regional shopping malls, have been completed during the period November 1992 through December 1993. The public equity market capitalization of the six REIT's (excluding Rouse and DeBartolo) totalled $3.3 billion as of February 1994, and, combined with restricted operating partnership units, totalled $6.9 billion. Including equity, debt, and partnership units, the total capitalization of these six REITs represented approximately $14 billion according to Solomon Brothers.

  The combined leasable area owned and operated by the six REITs represents approxi- mately 10.0 percent of the total regional mall inventory in the United States. Including the Rouse Company portfolio and the April 1994 IPO by DeBartolo Realty Corporation (involving 51 additional regional malls with a combined leasable area of approximately 44.5 million square feet), the eight public offerings included on the summary have a total of 260 regional or super regional malls with a combined leasable area of approximately 200 million square feet. This figure represents more than 14.0 percent of the
  total national supply of this product type.   A number of other REITs (not
  included on summary) that are not exclusively or predominately comprised of regional malls also include numerous additional regional and super regional mall product within the larger offering.

  The eight companies summarized on the exhibit are among the largest and best capitalized domestic real estate equity securities, and are considerably more liquid than more traditional real estate related investments. Excluding the Rouse Company, however, these companies have been publicly traded for only a short period, and there is not an established track record. Regional mall REITs experienced a "price correction" during November and December of 1993 (as did most equity REITs), but the market rallied during the first quarter of 1994. The current (end of first quarter 1994) investment market concerns regarding inflation have created a better environment for some equity REITs, which theoretically will benefit from inflation and corresponding property value increases. The DeBartolo Company IPO during April 1994 (originally planned for year-end 1993) was well received by the marketplace and was perceived by many investors as a "hedge" against inflation concerns.

  The impact of this alternative market for regional malls on the traditional investment for this type of asset is not yet clear. As noted previously, the multi-family REITs, which are more established in the public markets than the mall REITs, have had a significant impact on the investment market for quality apartment product. The effective removal of a large percentage of the total supply of regional mall product nationally from the non- public investment sector should alter the supply and demand balance in favor of current mall ownerships, effectively stabilizing or increasing values for malls that satisfy REIT criteria. The following analysis of comparable regional mall transactions suggests that the investment market for this type of asset has stabilized during the past year, following a downward trend in investment criteria during 1991 and 1992. The component of this stabilized trend attributable to the recent REIT formations is not quantifiable, but the emergence of this alternative marketplace logically should have a positive impact on regional mall values for the near term.


  Investment Criteria


  Investment criteria for mall properties range widely. A more complete discussion of investment indices can be found in the "Income Approach" section of this report. This discussion details our use of capitalization and yield rates for the subject property in relation to the sales presented herein as well as an overview of current investors' criteria.

    Most retail properties that are considered institutional grade are existing, seasoned centers with good inflation protection that offer stability in income and are strongly positioned to the extent that they are formidable barriers to new competition. Equally important are centers which offer good upside potential after face-lifting, renovations, or expansion. With new construction down substantially, owners have accelerated renova-tion and re-merchandising programs. Little competition from over-building is likely in most mature markets within which these centers are located. Environmental concerns and "no-growth" mentalities in communities are now serious impediments to new retail development.

   Equitable Real Estate Investment Management, Inc. reports in their Emerging Trends in Real Estate - 1995 that their respondents give retail investments reasonably good marks for 1995. It is estimated that the bottom of the market for retail occurred in 1993. During 1994, value changes for regional malls and power centers is estimated to be 1.4 and 3.5 percent, respectively. Other retail property should see a rise of 1.7 percent in 1994. Forecasts for 1995 show regional malls leading the other retail categories with a 2.8 percent increase. Power centers and other retailers are expected to have increases of 2.6 and 2.2 percent, respectively. Long term prospects (1995-2005) for regional malls fare the best for all retail properties which is expected to outstrip total inflation (4.0 percent) with a 43 percent gain.

   The bid/deal spread has narrowed due to a pick up in transactions. On average, the bid/ask spread for retail property is 60 to 70 basis points, implying a pricing gap of 5 to 10 percent.




             Capitalization Rate Bid/Ask Characteristics (%)
             _______________________________________________

             Type     Bid      Ask     Bid/Ask Spread   Deal


    Regional Mall     8.1      7.3           .8         7.5

    Power Center      9.3      8.7           .6         8.8

    Other             9.7      9.1           .6         9.3
    _______________________________________________________



  Prospects for regional malls and smaller retail investments are tempered by the choppy environment featuring increased store competition and continued shakeout. Population increases are expected to be concentrated in lower income households, not the middle to upper income groups. Through the balance of the 1990s, retail sales are expected to outpace inflation on an annual basis of only 2 percent. Thus, with a maturing retail market, store growth and mall investment gains will come at the expense of competition.

  Emerging Trends sees a 15 to 20 percent reduction in the number of malls nationwide before the end of the decade. The report goes on to cite that after having been written off, department stores are emerging from the shake-out period as powerful as ever. Many of the nations largest chains are reporting impressive profit levels, part of which has come about from their ability to halt the double digit sales growth of the national discount chains. Mall department stores are aggressively reacting to power and outlet centers to protect their market share. Department stores are frequently meeting discounters on price.

  Despite the competitive turmoil, Emerging Trends, interviewees remain moderately positive about retail investments.

  The RUSSELL-NCREIF Property Index represents data collected from the Voting Members of the National Council of Real Estate Investment Fiduciaries. As shown in the following table, data through the third quarter of 1994 shows that the retail index posted a positive 1.67 percent increase in total return. This performance exceeded the general index total return of 1.49 percent. Despite the decline in the aggregate or general market index returns, retail has shown an improvement in total return of 54 basis points, a moderate-to-low improvement in income returns of 7 basis points and an appreciation gain of 48 basis points. Retail properties ranked third out of the five property types in the index, up from fifth place in the previous quarter.


                    TABLE showing Retail Property Returns,
                Russell - NCREIF Index, Third Quarter 1994 (%)

                Source: Real Estate Performance Report (3rd Quarter 1994)
                        National Council of Real Estate Investment Fiduciaries and Frank Russell Company


   It is noted that the positive total return has been partially affected by the capital return component which continues to be negative for the last five years. Finally, it is important to point out that retail has outperformed the overall index over the past fifteen years as well as every other property type surveyed. Compared to the CPI, it has performed particularly well.

    Evidence has shown that mall property sales which include anchor stores have lowered the square foot unit prices for some comparables, and have affected investor perceptions. In our discussions with major shopping center owners and investors, we learned that capitalization rates and underwriting criteria have become more sensitive to the contemporary issues affecting department store anchors. Traditionally, department stores have been an integral component of a successful shopping center and, therefore, of similar investment quality if they were performing satisfactorily.

   During the 1980's a number of acquisitions, hostile take-overs and restructurings occurred in the department store industry which changed the playing field forever. Weighted down by intolerable debt, combined with a slumping economy and a shift in shopping patterns, the end of the decade was marked by a number of bankruptcy filings unsurpassed in the industry's history. Evidence of further weakening continued into 1991- 1992 with filings by such major firms as Carter Hawley Hale, P.A. Bergner & Company, and Macy's. In early 1994, Woodward & Lothrop announced a bankruptcy involving two department store divisions that dominate the Philadelphia and Washington D.C. markets. More recently, however, department stores have been reporting a return to profitability resulting from increased operating economies and higher sales volumes. Sears, once marked by many for extinction, has more recently won the praise of analysts. However, their cost cutting was deep and painful as it involved the closure to nearly 100 stores. Federated Department Stores has also been acclaimed as a text book example on how to successfully emerge from bankruptcy. They have recently merged with Macy's to form one of the nation's largest department store companies with sales in excess of $13.0 billion dollars.

   With all this in mind, investors are looking more closely at the strength of the anchors when evaluating an acquisition. Most of our survey respondents were of the opinion that they were indifferent to acquiring a center that included the anchors versus stores that were independently owned if they were good performers. However, where an acquisition includes anchor stores, the resulting cash flow is typically segregated with the income attributed to anchors (base plus percentage rent) analyzed at a higher cap rate then that produced by the mall shops.


  Property Sales

   The 46 sales (1991-94) presented in this analysis show a wide variety of prices on a per unit basis, ranging from $95 per square foot up to $556 per square foot of total GLA purchased. Alternatively, the overall capitalization rates that can be extracted from each transaction range from
  5.60 percent to 10.29 percent. One obvious explanation for the wide unit variation is the inclusion or exclusion of anchor store square footage which has the tendency to distort unit prices for some comparables. Other sales include only mall shop area where small space tenants have higher rents and higher retail sales per square foot. A shopping center sale without anchors, therefore, gains all the benefits of anchor/small space synergy without the purchase of the anchor square footage. This drives up unit prices to over $250 per square foot, with most sales over $300 per square foot of salable area.

   Data through 1994 shows 7 confirmed transactions with an average unit rate of $182 per square foot. We do recognize that the survey is skewed by the size of the sample and the quality of the product which transferred, which is viewed, on average, as being inferior to many of the properties which sold during 1991-1993. As of this writing, we have been unable to confirm several other transactions which we feel will serve to change the averages cited herein.

   The fourteen sales included for 1991 show an average price per square foot sold of $264 and a mean of $282. On the basis of mall shop GLA sold, these sales present an average price of $358 per square foot and a mean of $357. Capitalization rates range from 5.60 to 7.82 percent with an overall mean of
  6.44 percent. The mean terminal capitalization rate is approximately 100 basis points higher, or 7.33 percent. Yield rates range between 10.75 and
  13.00 percent, with a mean of 11.52 percent for those sales reporting IRR expectancies.

   In 1992, the eleven transactions display prices ranging from $136 to $511 per square foot of GLA sold, with a weighted average of $239 and a mean of $259 per square foot. For mall shop area sold, the 1992 sales suggest a mean price of $320 per square foot. Capitalization rates range between 6.00 and
  7.97 percent with the mean cap rate calculated at 7.31 percent for 1992.
  For sales reporting a going-out cap rate, the mean is shown to be 7.75 percent. Yield rates again range from 10.75 to around 12.00 percent with a mean of 11.56 percent.

   For 1993, a total of fourteen transactions have been tracked. These sales show an overall weighted average sale price of $250 per square foot based upon total GLA sold and $394 per square foot based solely upon mall GLA sold. The respective means equate to $265 and $383 per square foot for total GLA and mall shop GLA sold, respectively. Capitalization rates continued to rise in 1993, showing a range between 7.00 and 9.00 percent. The overall mean has been calculated to be 7.65 percent. For sales reporting estimated terminal cap rates, the mean is equal to 7.78 percent. Yield rates for 1993 sales range from 10.75 to 12.50 percent with a mean of 11.49 percent for those sales reporting IRR expectancies. On balance, the year was notable for the number of dominant Class A malls which transferred. Some of the more prominent deals include:

   Sale 93-1, The Galleria at Ft. Lauderdale, was purchased in December of 1993 by a pension fund advisor for an institutional investor. The property achieved an OAR of 7.47 percent and is considered to be a strong mall with good growth potential.

   Sale 93-2 involved the Kenwood Towne Centre, Cincinnati's high end fashion mall anchored by Lazarus, McAlpin's and Parisian. Sales were forecasted in excess of $400 per square foot in 1994.

   Sale 93-4 was a year end deal in which Homart sold their 50 percent interest in the Arden Fair Mall in Sacramento, California. This is considered to be one of Homart's best malls, having recently undergone a major renovation and expansion. Arden Fair is Sacramento's dominant mall, achieving a 7.00 percent cap at sale.

   Sale 93-5 involved the Fiesta Mall, a dominant mall in the Phoenix area.
  The mall was acquired by L&B Group for an undisclosed investment fund. The high unit price per square foot and low capitalization rate are indicative of the Fiesta Mall's strong market appeal.

   Sale 93-6 is the Coronado Center, the dominant super-regional mall in Albuquerque, New Mexico. The property reported average mall shop sales of $250 per square foot at sale and achieved a reported OAR of 7.30 percent.

   Sale 93-7 was the purchase of the remaining interest (29.5 percent) in a strong super-regional mall in suburban Portland, Oregon. A pension fund purchased this interest at a reported cap rate of 7.75 percent, reflective of the minority position of the buyer.

   Sale 93-8 The Garden State Plaza sold in July 1993 at an implied OAR of 7.40 percent. This is one of the truly dominant regional malls in the country which sold to a Dutch pension fund. The implied 100 percent purchase price was nearly twice the size of the next largest deal.

   Sale 93-10 is the Carolina Place in Charlotte, North Carolina which sold in June 1993 at an overall rate of 7.11 percent. This is a high profile property which sold to a New York State pension fund after 15 months of negotiations.

   Sale 93-12 was sold by DeBartolo to the same Dutch pension fund purchasing the Garden State Plaza. The Florida Mall sold in March of 1993 at a cap rate of 7.48 percent. With mall shop sales of $447 per square foot, this was one of DeBartolo's best producing malls.

  During 1994 many of the closed transactions have involved second and third tier malls with investment characteristics substantially below the subject property. Probably the most significant sale involved the Riverchase Galleria, a 1.2 million square foot center in Hoover, Alabama. LaSalle Partners purchased the mall of behalf of the Pennsylvania Public School Employment Retirement System for $175.0 million. The reported cap rate was approximately 7.4 percent. Another significant deal involved Strafford Square, a six anchor mall in the Chicago area which sold for a 7.5 percent cap rate.

  While these unit prices implicitly contain both the physical and economic factors af- fecting the real estate, the statistics do not explicitly convey many of the details surround- ing a specific property. Thus, this single index to the valuation of the subject property has limited direct application. For those centers selling just mall shop GLA, prices range from approximately $203 to $556 per square foot of salable area. In 1991, the mean for these transactions was $337 per square foot. In 1992, the mean for the three sales was $381 per square foot. In 1993, the sale of the mall shop space only shows a mean of $351 per square foot. In 1994, the mean fell to $189 per square foot. The following table depicts this data.




                   CHART A showing Regional Mall Sales,
                   Involving Mall Shop Space Only, 1991-94




   Alternately, where anchor store GLA has been included in the sale, the unit rate is shown to range widely from $108 to $385 per square foot of salable area, indicating a mean of $227 per square foot in 1991, $213 per square foot in 1992, $221 per square foot in 1993, and $181 per square foot in 1994. The chart following depicts this data.


                    CHART B showing Regional Mall Sales,
                    Involving Mall Shops and Anchor GLA



  Analysis of Sales

   We have presented a summary of recent transactions (1991-1994) involving regional and super-regional-sized retail shopping malls from which price trends may be identified for the extraction of value parameters. These transactions have been segregated by year of acquisition so as to lend additional perspective on our analysis. Comparability in both physical and economic characteristics are the most important criteria for analyzing sales in relation to the subject property. However, it is also extremely important to recognize the fact that regional shopping malls are distinct entities by virtue of age and design, visibility and accessibility, the market segmentation created by anchor stores and tenant mix, the size and purchasing power of the particular trade area, and competency of management. Thus, the "Sales Comparison Approach", when applied to a property such as the subject can, at best, only outline the parameters in which the typical investor operates. The majority of these sales transferred either on an all cash (100 percent equity) basis or its equivalent utilizing market-based financing. Where necessary, we have adjusted the purchase price to its cash equivalent basis for the purpose of comparison.

   As suggested, sales which include anchors typically have lower square foot unit prices. In our discussions with major shopping center owners and investors, we learned that capitalization rates and underwriting criteria have become more sensitive to the contemporary issues dealing with the department store anchors. As such, investors are looking more closely than ever at the strength of the anchors when evaluating an acquisition.

   As the reader shall see, we have attempted to make comparisons of the transactions to the subject primarily along economic lines. For the most part, the transactions have involved dominant or strong Class A centers in top 50 MSA locations which generally have solid, expanding trade areas and good income profiles. It is noted that, when viewed in terms of unit sales productivity (sales per square foot of mall shop GLA), the subject would rank near the mid point of the range exhibited which implicitly lends insight into this analysis.

   Because the subject is theoretically selling both mall shop GLA and owned department stores, we will look at the recent sales involving both types in Chart B more closely. As a basis for comparison, the subject has a calendar year 1995 NOI of $17.20 per square foot, based upon 382,081 square feet of owned GLA. The derivation of the subject's projected first year (CY 1995) net operating income is presented in the "Income Approach" section of this report. With NOI of $17.20 per square foot, the subject falls at the top of the range exhibited by the comparable sales. These sales display an NOI range of $14.25 to $17.13 per square foot over the past three years. The mean NOI for the specific trans- actions in 1991 was $14.25 per square foot. In 1992 we track the mean to be $16.01 per square foot. The 1993 transactions show a mean net income of $17.13 per square foot and in 1994 it was $14.85 per square foot of total GLA sold.

   Since the income that an asset will produce has direct bearing on the price that a purchaser is willing to pay, it is obvious that a unit price which falls above the range indicated by the comparables would be applicable to the subject. As articulated, the mean sale price for these comparable sales ranges between $181 and $227 per square foot of GLA sold. The subject's anticipated net income can be initially compared to the composite mean of the annual transactions in order to place the subject in a frame of reference. This is shown on the following chart.




        Sales Year     Mean NOI (A)    Subject Forecast (B)   Subject Ratio
        ___________________________________________________________________

           1991           $14.25             $17.20               121%


           1992           $16.01             $17.20               107%


           1993           $17.13             $17.20               100%


           1994           $14.85             $17.20               116%
           _______________________________________________________________



   With first year stabilized NOI forecasted at approximately 100 to 121 percent of the mean of these sales in each year, the unit price for the subject property would be expected to fall within a relative range.


   Net Income Multiplier Method

   Many of the comparables were bought on expected income, not gross leasable area, making unit prices a somewhat subjective reflection of investment behavior regarding regional malls. In order to quantify the appropriate adjustments to the indicated per square foot unit values, we have compared the subject's first year pro forma net operating income to the pro forma income of the individual sale properties. In our opinion, a buyer's criteria for the purchase of a retail property is predicated primarily on the property's income characteristics. Thus, we have identified a relationship between the net operating income and the sales price of the property. Typically, a higher net operating income per square foot corresponds to a higher sales price per square foot. Therefore, this adjustment in-corporates factors such as location, tenant mix, rent levels, operating characteristics, and building quality.

   Provided below, we have extracted the net income multiplier from each of the improved sales. The equation for the net income multiplier (NIM), which is the inverse of the equation for the capitalization rate (OAR), is calculated as follows:

          NIM   =                            Sales Price
                                     ____________________
                                     Net Operating Income

      We have included only the more recent sales data (1993/1994).


                       TABLE showing NOI AS A FUNCTION OF $/SF



                       TABLE showing a summary range of net income multipliers and going-in capitalization rates exhibited by the various regional mall sales



  Valuation of the subject property utilizing the net income multipliers (NIM) from the comparable properties accounts for the disparity of the net operating incomes ($NOI's) per square foot between the comparables and the subject. Within this technique, each of the adjusted NIM's are multiplied by the $NOI per square foot of the subject, which produces an adjusted value indication for the subject. The net operating income per square foot for the subject property is calculated as the first year of the holding period, as detailed in the Income Approach section of this report.



                     TABLE showing Adjusted Unit Rate Summary



   From the process above, we see that the indicated net income multipliers range from 11.1 to 14.1 with a mean of 12.5. The adjusted unit rates range from $191 to $243 per square foot of owned GLA.

   We recognize that the sale price per square foot of gross leasable area, including land, implicitly contains both the physical and economic factors of the value of a shopping center. Such statistics by themselves, however, do not explicitly convey many of the details surrounding a specific income producing property like the subject. Nonetheless, the process we have undertaken here is an attempt to quantify the unit price based upon the subject's income producing potential.

   Considering the characteristics of the subject relative to the above, we believe that a unit rate range of $210 to $220 per square foot is appropriate. Applying this unit rate range to the 382,081 square feet of owned GLA results in a value of approximately $80,250,000 to $84,050,000 for the subject as shown below.

          382,081 SF                    382,081 SF
   x            $210               x          $220
         $80,237,000                   $84,058,000
         ___________                   ___________

         Estimated Value - Market Sales Unit Rate Comparison
         $80,250,000 to $84,050,000


  Sales Multiple Method

   Arguably, it is the mall shop GLA sold and its intrinsic economic profile that is of principal concern in the investment decision process. On the basis of mall shop GLA sold, the transactions for this category show unit rates ranging from $136 to nearly $556 per square foot. A myriad of factors influence this rate, perhaps none of which is more important than the sales performance of the mall shop tenants. Accordingly, the abstraction of a sales multiple from each transaction lends additional perspective to this analysis.

   The sales multiple measure is often used as a relative indicator of the reasonableness of the acquisition price. As a rule of thumb, investors will look at a sales multiple of 1.0 as a benchmark, and will look to keep it within a range of .75 to 1.25 times mall shop sales performance unless there are compelling reasons why a particular property should deviate.

   The sales multiple is defined as the sales price per square foot of mall GLA divided by average mall shop sales per square foot. As this reasonableness test is predicated upon the economics of the mall shops, technically, any income (and hence value) attributed to anchors that are acquired with the mall as tenants should be segregated from the transaction. As an income (or sales) multiple has an inverse relationship with a capitalization rate, it is consistent that, if a relatively low capitalization rate is selected for a property, it follows that a correspondingly above-average sales (or income) multiple be applied. In most instances we are not privy to the anchor's contributions to net income. As such, the sales multiples reported may be slightly distorted to the extent that the imputed value of the anchor's contribution to the purchase price has not been segregated.


                    TABLE showing Sales Multiple Summary


   The fourteen sales that are being compared to the subject show sales multiples that range from 0.88 to 1.82 with a mean of about 1.22. As is evidenced, the more productive malls with higher sales volumes on a per square foot basis tend to have higher sales multiples. Furthermore, the higher multiples tend to be in evidence where an anchor(s) is included in the sale.

   Based upon forecasted 1994 performance, together with our first year implied growth rate of 2 percent, the subject is projected to produce comparable sales equal to approximately $285 per square foot in 1995 for all tenants including food court.

   In the case of the subject, the overall capitalization rate being utilized for this analysis is considered to be slightly above the mean exhibited by the comparable sales. As such, we would be inclined to utilize a multiple below the mean indicated by the sales. As such, we will utilize a lower sales multiple to apply to just the mall shop space. Applying a ratio of, say, 1.05 to 1.10 to the forecasted sales of $285 per square foot, the following range in value would be indicated.


                             TABLE showing range in value


   The analysis shows an adjusted value range of approximately $73.3 to $76.9 million. Inherent in this exercise are mall shop sales which are projections based on our investigation into the market which might not fully measure investor's expectations. It is clearly difficult to project with any certainty what the mall shops might achieve in the future. While we may minimize the weight we place on this analysis, it does, nonetheless, offer a reasonableness check against the other methodologies. We have also considered in this analysis the fact that anchor tenants (JC Penney) contributes approximately $495,500 in revenues in 1995. These revenues include building rent obligations. If we were to capitalize this revenue separately at a 10 percent rate, the resultant effect on value is approxi-mately $5.0 million.

   Arguably, department stores have qualities that add certain increments of risk over and above regional malls, wherein risk is mitigated by the diversity of the store types. A recent Cushman & Wakefield survey of free-standing retail building sales consisting of net leased discount department stores, membership warehouse clubs, and home improvement centers, displayed a range in overall capitalization rates between 8.9 and 10.9 percent with a mean of approximately 9.6 percent. All of the sales occurred with credit worthy national tenants in place. The buildings ranged from 86,479 to 170,000 square feet and were located in high volume destination retail areas.

   Trends indicate that investors have shown a shift in preference to initial return and, as will be discussed in a subsequent section, overall capitalization rates have been showing increases over the past several years. Moreover, when the acquisition of a shopping mall includes anchor department stores, investors will typically segregate income attributable to the anchors and analyze these revenues with higher capitalization rates than those revenues produced by the mall shops. Therefore, based upon the preceding discussion, it is our opinion that overall capitalization rates for department stores are reasonably reflected by a range of 9.5 to 10.5 percent.

   Therefore, adding the anchor income's implied contribution to value of $5.0 million, the resultant range is shown to be approximately $78.3 to $81.9 million.

   Giving consideration to all of the above, the following value range is warranted for the subject property based upon the sales multiple analysis.

                 Estimated Value - Sales Multiple Method
                  Rounded to $78,300,000 to $81,900,000

  Conclusion

   We have considered all of the above relative to the physical and economic characteris- tics of the subject. It is difficult to relate the subject to comparables that are in such widely divergent markets with different cash flow characteristics. The subject does best fit the profile of a dominant mall that is merchandised well to meet the needs of its trade area. Ownership has been successful in bringing in more upscale stores to meet the changing needs of its patrons. We do note that the subject's upside potential appears excellent as the lease-up of the vacant space and the repositioning of tenants continues. As will be seen in the Income Approach, NOI in the first full year of investment, 1995 is almost 8.0 percent below 1996 levels. Furthermore, NOI is projected to increase by an additional 5.8 percent in 1996. As such, we see good near term upside potential in the mall.

   We recognize that an investor would view the subject's position as creating a formidable barrier to entry for another mall operator. The property is enhanced by its location in a relatively affluent market with a growing trade area. Its anchor alignment is a proven combination throughout the area and its leasing profile indicates good market acceptance at reasonably high market rents.

   After considering all of the available market data in conjunction with the characteristics of the subject property, the indices of investment that generated our value ranges are as follows:

  Unit Price Per Square Foot

    Salable SF:                      382,081

  Price Per SF of Salable Area:    $210 to $220

  Indicated Value Range:           $80,250,000 to $84,050,000

  Sales Multiple Analysis
   Indicated Value Range      $78,300,000 to $81,900,000


   The parameters above show a range of approximately $78.3 to $84.0 million for the subject.

   Based on our total analysis relative to the strengths and weaknesses of each methodology, it would appear that the Sales Comparison Approach indicates a market value within the more defined range of $81.0 to $83,0 for Laurel Centre as of January 1, 1995.

   However, as is discussed in further detail in the Income Approach, a significant amount of capital expenditures are scheduled to be spent in 1995. Furthermore, as the lease-up is forecasted to continue over the next two years, a prospective buyer would incur tenant improvement allowances and leasing commissions. It is our opinion that a prudent buyer would take these expenses into consideration when viewing the property in its full context. These costs are expected to total approximately $1,430,000 over the next two years. By deducting this expenses from the estimates above, a range in value between $79,600,000 and $81,600,000 is indicated for the subject property as of January 1, 1995.

                               INCOME APPROACH

     Introduction

      The Income Approach is based upon the economic principle that the value of a property capable of producing income is the present worth of anticipated future net benefits. The net income projected is translated into a present value indication using the capitalization process. There are various methods of capitalization that are based on inherent assumptions concerning the quality, durability and pattern of the income projection.

   Where the pattern of income is irregular due to existing leases that will terminate at staggered, future dates, or to an absorption or stabilization requirement on a newer development, the discounted cash flow analysis is the most accurate.

   Discounted Cash Flow Analysis (DCF) is a method of estimating the present worth of future cash flow expectancies by individually discounting each anticipated collection at an appropriate discount rate. The indicated market value by this approach is the accumulation of the present worth of future projected years' net income (before income taxes and depreciation) and the present worth of the reversion of the estimated property value at the end of the projection period. The estimated value of the reversion at the end of the projection period is based on the capitalization of the next year's projected net income.

   A second method of valuation, using the Income Approach, is to directly capitalize a stabilized net income based on rates extracted from the market or built up through mortgage equity analysis. This is a valid method of estimating the market value of the property as of the achievement of stabilized operations. In the case of the subject, operations are considered to be at or near stabilization as of this writing. Thus, the direct capitalization method will provide additional support in the valuation process.

  Discounted Cash Flow

   The discounted cash flow (DCF) produces an estimate of value through an economic analysis of the subject property in which the net income generated by the asset is converted to a capital sum at an appropriate rate. First, the revenues which a fully informed investor can expect the subject to produce over a specified time horizon are established through an analysis of the current rent roll, as well as the rental market for similar properties. Second, the projected expenses incurred in generating these gross revenues are deducted. Finally, the residual net income is discounted into a capital sum at an appropriate rate which is then indicative of the subject property's current value in the marketplace.

   In this Income Approach to the valuation of the Laurel Centre, we have utilized a 10 year holding period for the investment with the cash flow analysis commencing on January 1, 1995. Although an asset such as the subject has a much longer useful life, an investment analysis becomes more meaningful if limited to a time period considerably less than the real estate's economic life, but of sufficient length for an investor. A 10-year holding period for this investment is long enough to model the asset's performance and benefit from its continued lease-up and remerchandising, but short enough to reasonably estimate the expected income and expenses of the real estate.

   The revenues and expenses which an informed investor may expect to incur from the subject property will vary, without a doubt, over the holding period. Major investors active in the market for this type of real estate establish certain parameters in the computation of these cash flows and criteria for decision making which this valuation analysis must in- clude if it is to be truly market-oriented. These current computational parameters are dependent upon market conditions in the area of the subject property as well as the market parameters for this type of real estate which we view as being national in scale.

   By forecasting the anticipated income stream and discounting future value at reversion to current value, the capitalization process may be applied to derive a value that an investor would pay to receive that particular income stream. Typical investors price real estate on their expectations of the magnitude of these benefits and their judgement of the risks involved. Our valuation endeavors to reflect the most likely actions of typical buyers and sellers of property interest similar to the subject. In this regard we see Laurel Centre as an important long term investment opportunity for a competent owner/developer.

   An analytical real estate computer model that simulates the behavioral aspects of the property and examines the results mathematically is employed for the discounted cash flow analysis. In this instance, it is the PRO-JECT Plus+ computer model. Since investors are the basis of the marketplace in which the subject property will be bought and sold, this type of analysis is particularly germane to the appraisal problem at hand. On the facing page is a summary of the expected annual cash flows from the operation of the subject over the stated investment holding period.

   A general outline summary of the major steps involved may be listed as follows:

   1) Analysis of the income stream: establishment of an economic (market) rent for the tenant space; projection of future revenues annually based upon the existing and pending leases, probable renewals at market rentals, and expected vacancy experience;

   2) An estimate of a reasonable period of time to achieve stabilized occu-pancy of the existing property and make all necessary improvements for marketability;

   3) Analysis of projected escalation recovery income based upon an analy-sis of the property's history as well as the experiences of reasonably similar properties;

   4) A derivation of the most probable net operating income and pre-tax cash flow (net operating income) less reserves, tenant improvements, leasing commissions and any extraordinary expenses to be generated by the property by subtracting all property expenses from the effective gross income;

   5) Estimation of a reversionary sales price based upon a capitalization of the net operating income (before reserves, tenant improvements and leasing commissions or other capital items).



   Following is a detailed discussion of the components which form the basis of this analysis.

  Potential Gross Revenues The total potential gross revenues generated by the subject property are composed of a number of distinct elements; a minimum rent determined by lease agreement, an additional overage rent based upon a percentage of retail sales, a reimbursement of certain expenses incurred in the ownership and operation of the real estate, and other miscellaneous revenues.

   The minimum base rent represents a legal contract establishing a return to the investors in the real estate, while the passing of certain expenses onto the tenants serves to maintain this return in an era of continually rising costs of operation. The additional rent based upon a percentage of retail sales experienced at the subject property serves to preserve the purchasing power of the residual income to an equity investor over time. Finally, miscellaneous income adds an additional important source of revenue in the complete operation of the subject property. In the initial year of the investment, 1995, it is projected that the subject property will generate approximately $11,256,844 in potential gross revenues (net of free rent), equivalent to $29.46 per square foot of total appraised (owned) gross leasable area of 382,081 square feet. Alternately, this amount is equal to $45.91 per square foot of mall store gross leasable area based on 245,217 square feet. These forecasted revenues may be allocated to the following components:




           TABLE showing Laurel Centre Revenue Summary During
           Initial Year of Investment by Revenue Component,
           Amount, Unit, Rate, and Income Ratio


   Minimum Rental Income

   The minimum rent produced by the subject property is derived from that paid by the various tenant types. The projection utilized in this analysis is based upon the actual rent roll and our projected leasing schedule in place as of the date of appraisal, together with our assumptions as to the absorption of the vacant space, market rent growth rates and renewal/turnover probability. We have also made specific assumptions regarding the re-tenanting of the mall based upon deals that are in progress and have a strong likelihood of coming to fruition. In this regard, we have worked with Shopco management and leasing personnel and analyzed each pending deal on a case-by-case basis. We have incorporated all executed leases in our analysis. For those pending leases that are substantially along in the negotiating process and are believed to have a reasonable likelihood of being completed, we have reflected those terms in our cash flow. It is our belief that these transactions represent a reasonable and prudent assumption from an investor's standpoint.

   The rental income which an asset such as the subject property will generate for an investor is analyzed as to its quality, quantity and durability. The quality and probable duration of income will affect the amount of risk which an informed investor may expect over the property's useful life. The segregation of the income stream along these lines allows us to control the variables related to the center's forecasted performance with greater ac-curacy. Each tenant type lends itself to a specific weighting of these variables as the risk associated with each varies.

   The minimum rents forecasted at the subject property are essentially derived from various tenant categories; anchor tenant revenue consisting of base rent obligations of the department store, and mall tenant revenues consisting of all in-line mall shops. As a sub-category of in-line shop rents, we have segregated kiosk rents and food court revenues.

   In our investigation and analysis of the marketplace, we have surveyed, and ascertained where possible, rent levels being commanded by competing centers. However, it should be recognized that large retail shopping malls are generally considered to be separate entities by virtue of age and design, accessibility, visibility, tenant mix and the size and purchasing power of its trade area. Consequently, the best measure of minimum rental income is its actual rent roll leasing schedule. As such, our analysis of recently negotiated leases for new and relocation tenants at the subject provides important insight into perceived market rent levels at Laurel Centre. In so much as a tenant's ability to pay rent is based upon expected sales performance, the level of negotiated rents is directly related to the individual tenant's perception of their expected performance at the mall.


  Interior Mall Shops


   Rent from all interior mall tenants comprises the majority of minimum rent. Aggregate rent in the initial year of the holding period is shown to be $4,965,203 or $20.25 per square foot based upon a total enclosed mall gross leasable area of 245,217 square feet. Minimum rent may be allocated to the following components:




                              Laurel Centre
                         Minimum Rent Allocation
                       Interior Mall Shops - 1995
                       __________________________


                   Revenue     Applicable GLA (SF)*   Unit Rate (SF)
                  __________________________________________________

  Mall Shops      $4,389,399        235,338              $18.65


  Kiosks          $  185,001          2,496              $74.12


  Food Court      $  390,803          7,383              $52.93


  Total           $4,965,203        245,217              $20.25
                  __________________________________________________

         * Represents total leasable area as opposed to actual leased or occupied area.


   Our analysis of market rent levels has resolved itself to a variety of influencing factors. Although it is typical that larger suites are leased at lower per square foot rates and lower percentages, the type of tenant as well as the variable of location within the mall can often distort this size/rate relationship.

   The following table presents an analysis of minimum rent levels achieved within the subject property for in-line shop space. These revenues reflect in-line mall shop spaces only and exclude food court tenants, kiosks, and major department store tenants (these tenant types are treated separately in a subsequent section of this report).


                    TABLE showing Mall Shop Minimum Rent Attainment Leases In-Place, by Suite Size, Annualized Rent, Applicable GLA, and Average Unit Rate/SF


   It is noted that these rents reflect actual contract rents in place as of this analysis.

   From the previous chart, we would expect to see a general pattern of an inverse relationship between suite size and rent. That is, as the suite size increases, the average unit base rent achieved declines. Overall, for the 220,867 square feet of in-line shop tenants surveyed, the average attained base rent for the mall is shown to be $20.36 per square foot in calendar year 1995. The objective here is to demonstrate a reasonably quantifiable pattern between suite size and rent. As such, a declining rent trend relative to suite size is generally in evidence. Category No. 1 (less than 750 square feet) shows an average of $49.55 per square foot, while the last category (5,001-15,000 square feet) shows an average of $9.91 per square foot.


  Recent Leasing Activity


   There have been some significant changes in regard to the tenant register over the past year. These changes include new tenants to the mall, existing tenant renewals, relocations, and expansions, and new vacancies. The chart on the facing page presents a summary of 1994's leasing activity as well as pending/signed 1995 transactions.

   As can be seen, 27 transactions have been included, totalling 57,061 square feet of space. These deals represent both new tenants and renewal tenants to the mall. The average rent achieved is equal to $27.90 per square foot. However, these are mostly smaller tenants which typically pay a higher rent per square foot than larger suites. Also, a number of jewelry tenants have been included; these tenants also pay higher rents because of their substantially higher sales volume. To better understand leasing activity at the subject, this type of analysis becomes more meaningful when broken down by size category.


  Recent Leasing By Size


   To further develop our market rent assumptions in the mall, we have arrayed the subject's most recent leases by size on the facing page chart. These leases include new deals and tenant renewals within the mall. Since the bulk of recent leasing has been by smaller tenants, we have broadened the scope to include several larger lease transactions which are now one to two years old. On balance, we have summarized a total of 37 leases involving in-line mall shop space over the past two years. As can be seen, the overall weighted average lease rate is $22.43 per square foot.




                              Laurel Centre
                         Recent Leasing Activity
                           In-Line Shops Only
                         ________________________


       Category             No. of Leases    Initial Base Rent (SF)
       ____________________________________________________________

  1:  Less Than 750 SF             3              $49.87 Avg.


  2:    751 -  1,200 SF            5              $44.95 Avg.


  3:  1,201 -  2,000 SF           10              $34.90 Avg.


  4:  2,001 -  3,500 SF            8              $22.56 Avg.


  5:  3,501 -  5,000 SF            8              $20.81 Avg.


  6:  5,001 - 15,000 SF            3              $11.47 Avg.



  Total Average                   37              $22.43
                                           Average First Year Rent

  _________________________________________________________________


   Our experience has generally shown that there is typically an inverse relationship between size and rent. That is to say that the larger suites will typically command a lower rent per square foot. Category No. 1 (less than 750 SF) shows an average of $49.87 per square foot. The average then declines to $11.47 for category No. 6 (5,001-15,000 square feet).


              Market Comparisons - Occupancy Cost Ratios


  In further support of developing a forecast for market rent levels, we have undertaken a comparison of minimum rent to projected sales and total occupancy costs to sales ratios. Generally, our research and experience with other regional malls shows that the ratio of minimum rent to sales falls within the 8 to 12 percent range in the initial year of the lease with 8 percent to 10 percent being most typical. By adding additional costs to the tenant, such as real estate tax and common area maintenance recoveries, a total occupancy cost may be derived. Expense recoveries and other tenant charges can add up to 100 percent of minimum rent and comprise the balance of total tenant costs.

  The typical range for total occupancy cost-to-sales ratios falls between 12 and 15 percent. As a general rule, where sales exceed $300 per square foot, 15 percent would be a reasonable cost of occupancy. Experience and research show that most tenants will resist total occupancy costs that exceed 16 to 18 percent of sales. However, ratios of upwards to 20 percent are not uncommon. Obviously, this comparison will vary from tenant to tenant and property to property.

  In higher end markets where tenants are able to generate sales above industry averages, tenants can generally pay rents which fall toward the upper end of the ratio range. Moreover, if tenants perceive that their sales will be increasing at real rates that are in excess of inflation, they will typically be more inclined to pay higher initial base rents.

  In this context, we have provided an occupancy cost analysis for several regional malls with which we have had direct insight over the past year. This information is provided on the following pages. On average, these ratio comparisons provide a realistic check against projected market rental rate assumptions.


                      TABLE:  Occupancy Cost Analysis Chart



  From this analysis we see that the ratio of base rent to sales ranges from
  6.9 to 10.3 percent, while the total occupancy cost ratios vary from 9.5 to
  20.5 percent when all recoverable expenses are included. The surveyed mean for the eighteen malls analyzed is 8.7 percent and 14.2 percent, respectively. Some of the higher ratios are found in older malls situated in urban areas that have higher operating structures due to less efficient layout and designs, older physical plants, and higher security costs, which in some malls can add upwards of $2.00 per square foot to common area maintenance.

  These relative measures can be compared with two well known publications, The Score by the International Council of Shopping Centers and Dollars & Cents of Shopping Centers (1993) by the Urban Land Institute. The most recent publications indicate base rent to sales ratios of approximately 8 percent and total occupancy cost ratios of 11.5 and 12.1 percent, respectively.

  In general, while the rental ranges and ratio of base rent to sales vary substantially from mall to mall and tenant to tenant, they do provide general support for the rental ranges and ratio which is projected for the subject property.



  Conclusion - Market Rent Estimate for In-Line Shops


  Previously, in the "Retail Market Analysis" section of the appraisal, we discussed the subjects' sales potential. Comparable mall sales in calendar year 1994 are projected to be $280 per square foot, based on comparable-store sales. As will be discussed, we are projecting this figure to increase by
  2.0 percent in 1995 to $285.60.

  In the previous discussions, the overall attained rent for the project was calculated to be $20.36 per square foot based upon annualized leases in-place for calendar year 1995. Based upon recent leasing activity only, this average was shown to be $22.43 per square foot. A comparison of leasing activity is shown on the following chart.


               TABLE showing In-Line Mall Shop Rent Comparison by Size Category, Attained Rents, CY 1995,
               Recent Leasing, Activity, Projected Market Rents


  After considering all of the above, we have developed a weighted average rental rate of approximately $22.10 per square foot based upon a relative weighting of a tenant space by size. We have tested this average rent against total occupancy cost. Since total occupancy costs are projected to be at the high end for a mall of the subject's calibre, we feel that base rent should not exceed an 8.0 percent ratio (to sales) on average. Further-more, this average of approximately $22.10 per square foot is believed to be reasonable in light of the average rent attained by the recent leasing activity.

  The average rent is a weighted average rent for all in-line mall tenants only. This average market rent has been allocated to space as shown on the following chart.


                        TABLE showing Laurel Centre
                  In-Line Market Rent Assumption - 1995


  Occupancy Cost - Test of Reasonableness

  Our weighted average rent of $22.10 can next be tested against total occupancy costs in the mall based upon the standard recoveries for new mall tenants. Our total occupancy cost analyses can be found on the following chart.


                  TABLE showing Laurel Centre Total
                  Occupancy Cost Analysis - 1995





  (A) Costs that are occupancy sensitive will decrease for new tenants on a unit rate basis as lease-up occurs and the property stabilizes. Average occupied area for mall tenant reimbursement varies relative to each major recovery type.

  (1) CAM expense is based on average occupied area (GLOA) of 225,685 square feet. Generally, the standard lease clause provides for a 15 percent administrative factor less certain exclusions. The standard denominator is based on occupied (leased) versus leasable area. A complete discussion of the standard recovery formula is presented later in this report.

  (2) Tax estimate is based upon an average occupied area (GLOA) which is the recovery basis for taxes. It is exclusive of majors contributions (tenants over 10,000 SF).

  (3) Other expenses include tenant contributions for premises and mall HVAC, merchant's association, marketing and other miscellaneous items.


   Total costs, on average, are shown to be 14.72 percent of projected average 1995 retail sales which we feel is high. This is due primarily to the fact that common area maintenance costs at Laurel Centre include the pass through of certain mall renovation costs. Additionally, it is also inclusive of energy usage which is an expense that many exclude from an occupancy cost ratio calculation since the tenant has substantial control as to its cost. We are not troubled, however, by the high average since we feel that, as the remerchandising continues, we would expect that sales have a good chance to increase to levels in excess of our growth rate assumption. Finally, we should not lose site of the fact that recent leasing levels in the mall attest to its appeal. It is emphasized that these rent categories provided a rough approximation of market rent levels for a particular suite. This methodology is given more credence when projecting rent levels for vacant space where a potential tenant is unknown and their sales performance is difficult to forecast. Also guiding our analysis were the tenants location in the mall, (i.e. side court vs. center court) its merchandise category and sales history. Therefore, in many cases our assumed market rent would deviate from the range indicated above in many instances.

  Food Court

   We have also elected to ascribe an individual unit market rate to the food court tenants. The leasing plan provides for a 7,383 square foot food court with 14 units (including three food court kiosks), indicating an average size of 527 square feet per unit.

   There is currently two vacancies in the food court, space A-10 totalling 427 square feet, and spaces A-17/18 totalling 200 square feet (kiosk).

   Several recent leases in the food court have included Brass Hen, Boardwalk Fries, and Master Wok. These leases/renewals have been arrayed on the facing page table. As can be seen, of the eleven leases, the average lease rate equals $55.27 per square foot with current sales averaging around $625.97 per square foot (8.8 percent ratio). Some of the most recent leases have been at rates in excess of $70 per foot, with Roy Rogers renewing at $30 per square foot.

   We have compared the food court leases at Laurel with other recent comparables. The table following illustrates the average rate attainment levels for food courts in various malls for which we have documented information.


                TABLE showing Food Court Rental Rate Comparisons


    Food court tenants will typically pay a higher cost of occupancy than other tenants at Laurel Centre. The budgeted charge for the food court common areas (common seating) is $28.94 per square foot (for tenants with a 15 percent surcharge) and $31.87 per square foot (for tenants with a 25 percent surcharge) for 1995 which is in addition to the standard CAM contribution. Thus, the additional costs to a food court tenant in 1995 are nearly $51.73 per square foot for all pass-through charges.

   Based upon our total analysis, we have ascribed an average market rent of $55.00 per square foot for a food court tenant. Considering that food court tenants are forecasted to have sales of approximately $625 per square foot in 1995, the implied occupancy cost would be 17.07 percent which is readily achievable.

  Kiosks

   We have also segregated permanent kiosks within our analysis since they typically pay a higher unit rent as well. As of the date of inspection, six permanent kiosks were in occupancy, the pertinent terms of which can be summarized accordingly:


                     TABLE showing Laurel Centre Kiosk Leases by
                     Suite, Tenant, Term, Size, Rent



                  TABLE showing Permanent Kiosks Recent Lease Transactions by Property/Location,Tenant/Lease Date, Area,
                  Annual Rent/Term, Unit Rate


  Based on the above, we have ascribed an initial market rent of $23,000 per annum for permanent kiosks of 150 square feet and $28,000 per year for kiosks over 300 square feet.


  Concessions


   Free rent is an inducement offered by developers to entice a tenant to locate in their project over a competitor's. This marketing tool has become popular in the leasing of office space, particularly in view of the over-building which has occurred in many markets. As a rule, most major retail developers have been successful in negotiating leases without including free rent. Our experience with regional malls shows that free rent is generally limited to new projects in marginal locations without strong anchor tenants that are having trouble leasing as well as older centers that are losing tenants to new malls in their trade area. Management reports that free rent has been a relative non-issue with new retail tenants. A review of the most recent leasing confirms this observation. It has generally been limited to one or two months to prepare a suite for occupancy when it has been given. The only reported free rent given at Laurel Centre over the past two years was the J. Riggins deal where the tenant renewed for 10 years prior to their lease expiration. The 31 months of abated rent was primarily based upon their older base rent of $9.50 per square foot. At the end of the abatement, the rent increased to a more market oriented $25 per square foot. Furthermore, the tenant completely remodelled at their own cost.

   Accordingly, we do not believe that it will be necessary to offer free rent to retail tenants at the subject. It is noted that while we have not ascribed any free rent to the retail tenants, we have, however, made rather liberal allowances for tenant workletters which acts as a form of inducement to convince a tenant to locate at the subject. These allow- ances are liberal to the extent that ownership has been relatively successful in leasing space "as is" to tenants. As will be explained in a subsequent section of this appraisal, we have made allowances of $8.00 per square foot to new (currently vacant) and future turnover space. We have also ascribed a rate of $1.50 per square foot to rollover space. This assumption offers further support for the attainment of the rent levels previously cited.

  Absorption

   Finally, our analysis concludes that the vacant interior mall space will be absorbed over an approximate 24 month period through March 1997. We have identified 15,644 square feet (net of newly executed leases and pending deals which have a good likelihood of coming to fruition) as being available for lease at present. This figure does not include the Dominion Bank space (2,052 square feet) or Standard Federal space (1,271 square feet) which will reportedly be vacated at the end of the year.

   A scheduled lease-up of vacant space is provided on the facing page. The allocation of the currently vacant interior mall space may be summarized as follows:
                    _____________________________

                       In-Line Space    14,471 SF
                    Permanent Kiosks       546 SF
                          Food Court       627 SF
                    _____________________________
                               Total    15,644 SF
                    _____________________________



   Our forecasted lease-up schedule for the vacant space shows that the absorption of the in-line space is forecasted to occur through March 1997 which is equal to 1,955 square feet per quarter. We have assumed that space will lease at 1995 base date market rents estimated for this analysis.


                           Department Stores


   The final category of minimum rent is related to the anchor tenants which pay rent at the subject property. As discussed, JC Penney is the only anchor tenant which pays rent at Laurel. Both Hecht's and Montgomery Ward are separately owned and do not pay ground or building rent. All anchors do contribute to other recovery items discussed later.

   Anchor tenant revenues are forecasted to amount to $495,448 in CY 1995. This amount is equal to $3.62 per square foot of anchor store GLA and represents
  9.1 percent of total minimum rent. The following schedule summarizes anchor tenant rent obligations.




                              Laurel Centre
                    Scheduled Anchor Tenant Revenues
                    ________________________________

   Tenant       Demised Area  Expiration With Options  Annual Rent  Unit Rate
   __________________________________________________________________________

   J.C. Penney    136,864 SF         10/2034             $495,448     $3.62
   __________________________________________________________________________




  While anchor stores contribute a relatively low amount of rent on a unit rate basis, it is important to recognize that the relative contribution which is equal to just under 10 percent of minimum base rent is substantial. Rent Growth Rates Market rent will, over the life of a prescribed holding period, quite obviously follow an erratic pattern. According to surveys by both Cushman & Wakefield's Appraisal Division and Peter Korpacz and Associates, major investors active in the acquisition of regional malls are using growth rates of 0 percent to 6 percent in their analysis, with 3 percent to 5 percent being most prevalent on a stabilized basis. It is not unusual in the current environment to see investors structuring no growth or even negative growth in the short term.

   The Baltimore/Washington metropolitan area in general has been negatively impacted by the recession. Sales at many retail establishments have been down. The subject, while seeing growth over the past two years was relatively flat in 1993 for mature, comparable sales and down slightly in 1994. Management has been aggressively leasing space as evidenced by the number of new deals done. As such, we expect that sales should show an increase over the ensuing year. The tenants ability to pay rent is closely tied to its increases in sales. However, rent growth can be more impacted by competition and management's desire to attract and keep certain tenants that increase the mall's synergy and appeal.


                    Market Rent Growth Rate Forecast
                    ________________________________

                    Period      Annual Growth Rate *

                    1995               2.0%
                    1996               3.0%
                    1997-2004          4.0%
                    ________________________________

           *  Effective growth over previous year's rent level.




  Releasing Assumption


   The typical lease term for new in-line retail leases in centers such as the subject generally ranges from five to twelve years. Market practice dictates that it is not uncommon to get rent bumps throughout the lease terms either in the form of fixed dollar amounts or a percentage increase based upon changes in some index, usually the Consumer Price Index (CPI). Often the CPI clause will carry a minimum (4 percent) annual increase and be capped at a higher maximum (6 to 7 percent) amount.

   For new leases in the regional malls, ten year terms are most typical. Essentially, the developer will deliver a "vanilla" suite with mechanical services roughed in and minimal interior finish. This allows the retailer to finish the suite in accordance with their individual specifications. Because of the up-front costs incurred by the tenants, they require a ten year lease term to adequately amortize these costs. In certain instances, the developer will offer some contribution to the cost of finishing out a space over and above a standard allowance.

   Upon lease expiration, it is our best estimate that there is a 75 percent probability that an existing retail tenant will renew their lease while the remaining 25 percent will vacate their space at this time. While the 25 percent may be slightly high by some historic measures, we think that it is a prudent assumption in light of the global issues facing today's retailers. Furthermore, the on-going targeted remerchandising will result in early terminations and relocations that will likely result in some expenditures by ownership. An exception to this assumption exists with respect to existing tenants who, at the expiration of their lease, have sales that are substantially below the mall average and have no chance to ever achieve percentage rent. In these instances, it is our assumption that there is a 100 percent probability that the tenant will vacate the property. This is consistent with ownership's philosophy of carefully and selectively weeding out under-performers.

   As stated above, it is not uncommon to get increases in base rent over the life of a lease. The subject's recent leasing activity attests to this observation. Our global market assumptions for non-anchor tenants may be summarized as shown on the following page.




                        Laurel Centre Renewal Assumptions
                        _________________________________


    Tenant               Lease      Rent               Free      Tenant
     Type                Term       Steps              Rent      Alterations
    ________________________________________________________________________


In-Line Mall Shops       10 yrs.    under   750 SF
                                            10%
                                            in yrs
                                            4 & 8      No         Yes


                                    751 -  1,200 SF
                                    10% in yrs 4 & 8

                                    1,201 -  2,000 SF
                                    10% in yrs 4 & 8

                                    2,001 -  3,500 SF
                                    10% in yrs 4 & 8

                                    3,501 -  5,000 SF
                                    10% in yrs 4 & 8

                                    5,001 - 15,000 SF
                                    10% in yrs 4 & 8
___________________________________________________________________________

    Food Court           10 yrs.    10% in 4th and 8th     No     No
                                    lease years

___________________________________________________________________________
Kiosks (Permanent
and Food Court)           5 yrs.    10% increase in
                                    4th year               No     No

___________________________________________________________________________


   The rent step schedule upon lease expiration applies in most instances. However, there is one exception to this assumption with respect to tenants who are forecasted to be in a percentage rent situation during the onset renewal period. This could occur due to the fact that a tenant's sales were well above its breakpoint at the expiration of the base lease. In these instances, we have assumed a flat rent during the ensuing ten year period. This conservative assumption presumes that ownership will not achieve rent steps from a tenant who is also paying overage rent from day one of the renewal term. Nonetheless, we do note that ownership has been successful in some instances in achieving rent steps when a tenant's sales place him in a percentage rent situation from the onset of a new lease.

   Upon lease rollover/turnover, the space is forecasted to be released at the higher of the last effective rent (defined as minimum rent plus overage rent if any) and the ascribed market rent as detailed previously increasing by our market rent growth rate assumption.


                       Conclusion - Minimum Rent

   In the initial full year of the investment (CY 1995), it is projected that the subject property will produce approximately $5,472,317 in minimum rental income. This estimate of base rental income is equivalent to $14.32 per square foot of total owned GLA. Altern- atively, minimum rental income accounts for 48.6 percent of potential gross revenues. Further analysis shows that over the holding period (CY 1995-2004), minimum rent ad- vances at an average compound annual rate of 4.1 percent. This increase is a synthesis of the mall's lease-up, fixed rental increases, and market rents from rollover or turnover of space.

                             Overage Rent

   In addition to the minimum base rent, many of the tenants of the subject property have contracted to pay a percentage of their gross annual sales over a pre-established base amount as overage rent. Most leases have a natural breakpoint although some do have stipulated breakpoints. The average overage percentage for small space retail tenants is in a range of 5 to 6 percent with food court and kiosk tenants generally at 7 to 10 percent. Anchor tenants typically have the lowest percentage clause with ranges of 1.5 to 3 percent which is common.

  Traditionally, it takes a number of years for a retail center to mature and gain acceptance before generating any sizeable percentage income. As a center matures, the level of overage rents typically becomes a larger percentage of total revenue. It is a major ingredient protecting the equity investor against inflation.

  In the "Retail Market Analysis" section of this report, we discussed the historic and forecasted sales levels for the mall tenants.

  Because of the dynamics of the economy and marketplace, it is difficult to predict with accuracy what sales will be on an individual tenant level. As such, we have employed the following methodology.

       For existing tenants who report sales, we have forecasted that sales will continue at our projected sales growth rate as discussed herein.

       For tenants who do not report sales or who do not have percentage clauses, we have assumed that a non-reporting tenant will always oc-cupy that particular space.

       For new tenants, we have projected sales at the forecasted average for the center at the start of the lease. In 1995 this would be $285.60 per square foot for in-line tenants and $612.00 per square foot for food court tenants.

   On balance, our forecasts are deemed to be conservative. Generally, most percentage rent is deemed to come from existing tenants with very little forecasted from new tenants. From our experience we know that a significant number of new tenants will be into a percentage rent situation by at least the midpoint of their leases. Our conservative posture warrants that there exists some upside potential through a reasonable likelihood of overage revenues above our forecasted level.

   Thus, in the initial year of the investment holding period, overage revenues are estimated to amount to $233,667 (net of recaptures) equivalent to $0.61 per square foot of owned GLA and 2.1 percent of potential gross revenues.


  Sales Growth Rates


  In the "Retail Market Analysis" section of this report, we discussed that retail specialty store sales have shown a mixed performance but that overall, mature store sales are down slightly from 1993 levels, totalling about $280 per square foot in 1994.

   Retail sales in the Washington MSA have been increasing at a compound annual rate of 5.67 percent per annum since 1985, according to Sales and Marketing Management. According to both the Cushman & Wakefield and Korpacz surveys, major investors are looking at a range of growth rates of 0 percent initially to a high of 6 percent in their computational parameters. Most typically, growth rates of 4 percent to 5 percent are seen in these surveys.

   Nationally, retail sales (excluding automotive sales) have been increasing at a compound annual rate of 5.73 percent since 1980.

   Prince George's County (2.96 percent) has experienced slower growth per annum than the State of Maryland (4.28 percent) since 1985. Total mall sales at the subject have increased by 3.78 percent annually since 1986, while anchor sales have witnessed an overall average increase of 1.88 percent per annum.

   Finally, the chart on the facing page shows the change in median sales for a variety of tenant types as found in regional malls. The data shows that over the three year period 1990 to 1993, the change in median sales ranged from a low of -9.52 percent for Records and Tapes to a high of 57.75 percent for Womens Specialty Clothing. During this time period, the mean for this selected tenant category has increased by 16.41 percent per annum from $174.51 to $275.28 per square foot. Overall, among the 14 tenant cate-gories most frequently found in regional malls, sales have shown a compound annual growth rate of 3.87 percent.

   After considering all of the above, we have forecasted that sales for existing tenants will increase by 2 percent in 1995 and 3 percent in 1996. Subsequently, over the period 1997-2004, we have forecasted a 4 percent increase per year in sales.


                       Sales Growth Rate Forecast
                       __________________________


                  Period             Annual Growth Rate
                  ______________________________________

                   1995                    +2%

                   1996                    +3%

                   1997-2004               +4%
                  ______________________________________



   Overall, we believe this to be a reasonable forecast for new and turnover tenants upon the expiration of an initial lease. At lease expiration, we have forecasted a 25 percent probability that a tenant will vacate.

   For new tenants, sales are established either based on ownership's forecast for the particular tenant or at the mall's average sales level. Generally, for existing tenants we have assumed that sales continue subsequent to lease expiration at their previous level unless they were under-performers that prompted a 100 percent turnover probability then sales are reset to the mall average at that time.

  In most instances, no overage rent is generated from new tenants due to our forecasted rent steps which serve to change the breakpoint.


                 Expense Reimbursement and Miscellaneous Income


   By lease agreement, tenants are required to reimburse the lessor for certain operating expenses. Included among these operating items are real estate taxes, insurance, common area maintenance (CAM), and for food court tenants, special common area seating charges. Miscellaneous income is essentially derived from specialty leasing for temporary tenants, Christmas kiosks and other charges, including special pass-throughs. We also account for utility income under miscellaneous revenues. In the first year of the investment, it is projected that the subject property will generate approximately $3,743,860 in reimbursements for operating expenses and $1,807,000 in other miscellaneous income, including utility income.

  Common Area Maintenance

  Common area maintenance and real estate tax recoveries are generally based upon the tenants pro-rata share of the expense with the former carrying a 15 percent administrative surcharge for the cost of maintaining the program. However, because of the age of the mall, there are a variety of CAM contribution methods. For new leases, pro rata share is generally calculated based upon average leased (occupied) area as opposed to total leasable area. Both CAM and tax contributions are calculated after deducting major tenant contributions. As many of the older leases expire, they are rolling over to ownership's current lease format. The anchor stores pay a nominal CAM amount by lease agreement.


          Department Store Common Area Maintenance Obligations*
          ____________________________________________________

          Store                   Size             Contribution


          J.C. Penney          136,864 SF       Yrs 1-10 @ $.30/SF
                                                + $.05/SF every 5
                                                yrs thereafter


          Montgomery Ward      161,204 SF       Yrs 1-10 @ $.10/SF
                                                + $.05/SF every 5
                                                yrs thereafter


          Hecht's              118,354 SF       Fixed @ $.10/SF
  ______________________________________________________________________

  *  Department store CAM contributions in 1995 are estimated at $98,823.


   In addition, the standard lease provides for the exclusion of tenants in excess of 10,000 square feet from the calculation when computing a tenant's pro-rata share. This has the effect of excluding Hermans, Marianne Plus, and Limited Express. The category in the cash flow forecast entitled CAM Pool is essentially comprised of the CAM contribution of the anchor and major (over 10,000 square feet) tenants. Under the standard lease, mall tenants will pay their pro rata share of the balance of the CAM expense after the CAM Pool contribution plus an administrative charge of 15 percent.

  Provided on the following page is a summary of the standard clause that exists for a new tenant at the mall.


              Common Area Maintenance Recovery Calculation


                               CAM Expense
                  Actual hard cost for year exclusive of
                      interest and depreciation. *


                                   Add
                         15% Administration fee


                                   Add
                        Interest and depreciation


                                  Less
                 Contributions from department stores and mall tenants over 10,000 square feet.


                                  Equals
                 Net pro-ratable CAM billable to mall
                 tenants on the basis of gross leasable
                 occupied area (GLOA)


                 * Actual cost includes total of all common area expenses which is inclusive of some costs associated with the food court as well as insurance. HVAC costs are excluded.


  Real Estate Taxes

   Anchor tenants again make contributions to taxes. J.C. Penney pays taxes based on a formula that calculates increases over the 1982/83 base year. Other tenants have various contribution methods. In general, the mall standard will be for the mall tenants to pay their pro rata share based upon average occupied area after anchor and major tenant contributions are deducted.

   J.C. Penney's tax contribution in 1995 is budgeted at $38,823 (3.529 percent of tax bill). Hecht's taxes are included within the total tax bill of the mall. They are billed by management for their estimated share. In 1995, the budgeted amount is $170,062 (15.460 percent of bill). Ward's is assessed and taxed separately by the taxing authorities. Finally, since the new mall standard contribution is based upon an exclusion of tenants in excess of 10,000 square feet, both Hermans ($41,218), Marianne Plus ($43,298), and Limited Express ($39,233) budgeted contributions are excluded. The bal- ance of the 1995 budget tax expense or $761,462 is passed through to the mall tenants.


  Other Recoveries

   Other recoveries consist of insurance income, common seating charges, utility charges, temporary leasing, and CPI adjustment. Insurance billings are essentially regulated to older leases within the mall. The newer lease structure covers the cost of any of this items within the tenants CAM charge. CPI adjustment is reflective of some older leases that have provisions for an annual adjustment to base rent on the change in the CPI.

   Common seating charges are assessed to the food court tenants which is a charge imposed for the operation of the food court area. This charge is in addition to the regular mall common area maintenance expense.

   The final revenue categories consist of utility income, temporary leasing of in-line space, revenue from temporary kiosks at Christmas time and miscellaneous income. Utility income consists of HVAC income which is a charge many tenants pay as a contribution toward the maintenance of the HVAC plant; electricity income which results in a profit to the mall owner and water billings which are essentially pass throughs of the actual cost.

   The temporary leasing is related to temporary tenants that occupy vacant in-line space. Shopco has been relatively successful with this procedure at many of their malls. Other sources of miscellaneous revenues included temporary seasonal kiosk rentals, forfeited security deposit, phone revenues and interest income. Our forecast of $207,000 for these additional revenues is net of a provision for vacancy and credit loss. Overall, it is our assumption that these other revenues will increase by 3 percent per annum over the holding period.


  Allowance for Vacancy and Credit Loss

   Both the investor and the appraiser are primarily interested in the cash revenues that an income-producing property is likely to produce annually over a specified period of time rather than what it could produce if it were always 100 percent occupied and all the ten- ants were actually paying rent in full and on time. It is normally a prudent practice to expect some income loss, either in the form of actual vacancy or in the form of turnover, non-payment or slow payment by tenants. For the duration of the holding period, we have reflected a 3.0 percent contingency for both stabilized and unforeseen vacancy and credit loss.

   Please note that this vacancy and credit loss provision is applied to all mall tenants equally and is exclusive of all revenues generated by anchor stores.

   In this analysis we have also forecasted that there is a 75 percent probability that an existing tenant will renew their lease. Upon turnover, we have forecasted that rent loss equivalent to six months would be incurred to account for the time and/or costs associated with bringing the space back on line. Thus, minimum rent as well as overage rent and certain other income has been reduced by this forecasted probability.

   We have calculated the effect of the total provision of vacancy and credit loss on the in-line shops (inclusive of the food court and kiosks). Through the 10 years of this cash flow analysis, the total allowance for vacancy and credit loss, including provisions for downtime, ranges from a low of 3.28 percent of total potential gross revenues in 1999 to a high of 9.97 percent in 1995 of the holding period in the mall. On average, the total allowance for vacancy and credit loss over the 10 year projection period is 5.23 percent of these revenues as shown on the following schedule.


                       Total Rent Loss Forecast *
                       _________________________

                       Year        Loss Provision
                       __________________________

                       1995            9.97%

                       1996            7.26%

                       1997            3.91%

                       1998            4.13%

                       1999            3.28%

                       2000            6.08%

                       2001            3.73%

                       2002            4.51%

                       2003            3.97%

                       2004            5.44%

                       Mean            5.23%
                       _____________________

       * Includes 3.0 percent provision for unforeseen vacancy and credit loss as well as provision for weighted average downtime.


   As discussed, if an existing mall tenant is a consistent under-performer with sales substantially below the mall average then the turnover probability applied is 100 percent. This assumption, while adding a degree of conservatism to our analysis, reflects the reality that management will continually strive to replace under performers. On balance, the ag- gregate deductions of all gross revenues reflected in this analysis are based upon overall long-term market occupancy levels and are considered what a prudent investor would conservatively allow for credit loss. The remaining sum is effective gross income which an informed investor may anticipate the subject property to produce. We believe this is reasonable in light of overall vacancy in this subject's market area as well as the current leasing structure at the subject.


  Effective Gross Income

   In the initial year of the investment, calendar year 1995, effective gross revenues ("Total Income" line on cash flow) are forecasted to amount to approximately $11,083,911, equivalent to $29.00 per square foot of owned gross leasable area.


                     TABLE showing Laurel Centre
                     Effective Gross Revenue Summary
                    Initial Year of Investment - 1995
              by Aggregate Sum, Unit Rate and Income Ratio
              ____________________________________________



                               Expenses

   The total expenses incurred in the production of income from the subject property are divided into two categories; reimbursable and non-reimbursable items. The major expenses which are reimbursable include real estate taxes, common area maintenance (including insurance), utilities, and the common seating charge. The non-reimbursable expenses associated with the subject property include general and administrative expenses, ownership's contribution to the merchant's association, management charges and miscel-laneous expenses. Other expenses include a reserve for the replacement of short-lived capital components, leasing commissions, alteration costs associated with bringing the space up to occupancy standards, and a provision for capital expenditures. Unless otherwise cited, expenses are forecasted to grow by 4 percent per annum.

   The various expenses incurred in the operation of the subject property have been estimated from information provided by a number of sources. We have reviewed the subject's component operating history as well as the owner's 1994-95 forecasts for these expense items. This budget information is provided in the Addenda. We have compared this information to published data which are available, as well as comparable expense information. Finally, this information has been tempered by our experience with other regional shopping centers.


  Reimbursable Operating Expenses

  We have analyzed each item of expense individually and attempted to project what the typical investor in a property like the subject would consider reasonable, based upon informed opinion, judgement and experience. The following is a detailed summary and discussion of the reimbursable operating expenses incurred in the operation of the subject property during the initial year of the investment holding period. Unless otherwise stated, expenses are projected to increase by 4 percent per year for the holding period.

   Common Area Maintenance - This expense category includes the annual cost of miscellaneous building maintenance contracts, recoverable labor and benefits, security, insurance, landscaping, snow removal, cleaning and janitorial, exterminating, supplies, trash removal, exterior lighting, common area energy, gas and fuel, equipment rental, interest and depreciation, and other miscellaneous charges. In addition, ownership can generally recoup the cost of certain extraordinary capital items from the tenants. In malls where the CAM budget is high, discretion must be exercised in not trying to pass along every charge as the tenants will resist. In 1993, common area maintenance was reported to be $1,351,949, down approximately 15 percent from the budgeted CAM. For 1994, CAM was budgeted at $1,687,675. In 1995, a budgeted CAM expense of $1,877,771 has been projected in management's budget. We have forecast a common area maintenance expense of $1,880,000 for 1995. On the basis of mall gross leasable area, this amount is equal to $7.67 per square foot. As discussed, the new standard lease agreement allows management to pass along the CAM expense to tenants on the basis of occupied gross leasable area. Furthermore, the interest and depreciation expense is a non-operating item that serves to increase the basis of reimbursement from the mall tenants. Most tenants are subject to a 15 percent administrative surcharge although some tenants are assessed a 25 percent surcharge.

   Real Estate Taxes - The projected taxes to be incurred in 1995 are equal to $1,100,000. As discussed, the standard recovery for this expense is charged on the basis of average occupied area of non-major mall tenant GLA. Taxes are charged to the mall tenants after first deducting department store contributions. This expense item is projected to increase by 5 percent per annum over the balance of the investment holding period.

   Food Court CAM (Common Seating) - The cost of maintaining the food court outside of the cost of standard mall common area maintenance is estimated at $190,000 in the initial year of the holding period. Included here are such items as payroll for administration, maintenance and security, supplies and other miscellaneous expenses. On the basis of food court gross leasable area of 7,383 square feet, this expense is equal to $25.73 per square foot. As articulated, food court tenants are assessed a separate charge for this expense which typically carries a 15 or 25 percent administrative charge.

   Utilities - The cost for such items as HVAC, electrical services and gas and water to certain areas not covered under common area maintenance is estimated at $835,000 in 1995. Management purchases electricity at wholesale rates from the local utility then charges the mall tenants the prevailing retail rate which results in a profit center. In 1993, the actual recovery of utilities was $1,473,397. In 1994, utility income was estimated at $1,500,000, an 80 percent surcharge over the projected expense. For 1995, a reimbursement of $1,560,000 has been forecast, an
     86.8 percent surcharge over the expense.


                       Non-Reimbursable Expenses


   The total annual non-reimbursable expenses of the subject property are projected from accepted practices and industry standards. Again, we have analyzed each item of expenditure in an attempt to project what the typical investor in a property similar to the subject would consider reasonable, based upon actual operations, informed opinion and experience. The following is a detailed summary and discussion of non-reimbursable expenses incurred in the operation of the subject property for the initial year.

   General and Administrative - Expenses related to the administrative aspects of the mall include costs particular to the operation of the mall including office sup- plies and materials, travel and entertainment, and dues and subscriptions. A provision is also made for professional services including legal and accounting fees and other professional consulting services. On balance, we have estimated an expense of $75,000 which is consistent with management's budget.

     Merchant Association - Merchants Association charges represent the landlord's contribution to the cost of the association for the property. In the initial year, the cost is forecasted to amount to $125,000, a significant increase over previous year's marketing expenses (usually around $75,000) but more in line with a typical marketing expense rate of $0.50 per square foot of mall shop area.

     Miscellaneous - This catch-all category is provided for various miscellaneous and sundry expenses that ownership will typically incur. Such items as unrecovered repair costs, non-recurring expenses, expenses associated with maintaining the vacant space and bad debts in excess of our credit loss provision would be included here. In the initial year, these miscellaneous items are forecasted to amount to approximately $50,000.

     Management - The annual cost of managing the subject property is projected to be 4.5 percent of minimum and percentage rent. In the initial year of our analysis, this amount is shown to be $256,769. Alternatively, this amount is equivalent to 2.3 percent of effective gross income. Our estimate is reflective of a typical management agreement with a firm in the business of providing professional management services. This amount is considered typical for a retail complex of this size. Our investigation into the market for this property type indicates an overall range of fees of 3 to 5 percent.

     Alterations - The principal component of this expense is ownership's estimated cost to prepare a vacant suite for tenant use. At the expiration of a lease, we have made a provision for the likely expenditure of some monies on ownership's part for tenant improvement allowances. In this regard, we have forecasted a cost of $8 per square foot for turnover space (initial cost growing at expense growth rate) weighted by our turnover probability of 25 percent. We have fore- casted a rate of $1.50 per square foot for renewal (rollover) tenants, based on a renewal probability of 75 percent. It is noted that ownership has been rela-tively successful in releasing space in its "as is" condition. Evidence of this is seen in our previously presented summary of recent leasing activity at the mall. The provision made here for tenant work lends additional conservatism our analysis. The blended rate based on our 75/25 turnover probability is therefore $3.13 per square foot. These costs are forecasted to increase at our implied expense growth rate.

     Leasing Commissions - Leasing commissions are now charged for the mall shops at the rate of $2.00 per square foot for new leases and $1.25 per square foot for renewal leases. Based upon our turnover probability of 75/25 percent, the weighted average rate is approximately $1.44 per square foot.

     Replacement Reserves - It is customary and prudent to set aside an amount annually for the replacement of short-lived capital items such as the roof, parking lot and certain mechanical items. The repairs and maintenance expense category has historically included some capital items which have been passed through to the tenants. This appears to be a fairly common practice among most malls. However, we feel that over a holding period some repairs or replacements will be needed that will not be passed on to the tenants. Due to the inclusion of many of the capital items in the maintenance expense category, the reserves for replacement classification need not be sizeable. This becomes a more focused issue when the CAM expense starts to get out of reach and tenants begin to complain. For purposes of this report, we have estimated an expense between $0.10 and $0.15 per square foot of owned GLA during the first year ($50,000), thereafter increasing by our expense growth rate throughout our cash flow analysis.

     Capital Expenditures - Forecasted capital expenditures have been projected by management at approximately $1,033,000 for replacement of the HVAC system. We have reflected this estimate in our calculation.


                           Net Income/Net Cash Flow


  The total expenses of the subject property including alterations, commissions, capital expenditures, and reserves are annually deducted from total income, thereby leaving a residual net operating income or net cash flow to the investors in each year of the holding period before debt service. In the initial year of investment, the net income is forecasted to be equal to $6,572,142 which is equivalent to 59.3 percent of effective gross income. Deducting other expenses including capital items results in net cash flow of $5,298,744, equivalent to 47.8 percent of effective gross income.


                              Laurel Centre
                            Operating Summary
                    Initial Year of Investment - 1995
                    _________________________________


                              Aggregate Sum   Unit Rate*  Operating Ratio
  _______________________________________________________________________

  Effective Gross Income      $11,083,911       $29.00        100.0%


  Operating Expenses          $ 4,511,769       $11.81         40.7%


  Net Income                  $ 6,572,142       $17.20         59.3%


  Other Expenses              $ 1,273,398       $ 3.33         11.5%

  ______________________________________________________________________
  Cash Flow                   $ 5,298,744       $13.87         47.8%
  ______________________________________________________________________

                *  Based on total owned GLA of 382,081 SF


  Our cash flow model has forecasted the following compound annual growth rates over the ten year holding period 1995-2004.


                     Net Income                  3.89%
                     Cash Flow                   6.09%


  The 6.09 percent compound growth rate in cash flow is influenced by the atypical expense item in 1995 for HVAC replacement. Exclusive of this year, average growth is shown to be 3.55 percent. Overall, this is a reasonable forecast for a property of the subject's calibre and an attractive growth pattern for an investor.


  Investment Parameters

  After projecting the income and expense components of the subject property, investment parameters must be set in order to forecast property performance over the holding period. These parameters include the selection of capitalization rates (both initial and terminal) and application of the appropriate discount or yield rate.


  Selection of Capitalization Rates

  The overall capitalization rate bears a direct relationship between net operating income generated by the real estate in the initial year of investment (or initial stabilized year) and the value of the asset in the marketplace. Overall rates are also affected by the existing leasing schedule of the property, the strength or weakness of the local rental market, the property's position relative to competing properties, and the risk/return characteristics associated with competitive investments.

  In recent years, investors have shown a shift in preference to initial return as overall capitalization rates have increased over the past several years. Analysis of market sales of regional malls shows that capitalization rates have increased from a mean of 5.97 percent in 1988, to a mean of 7.64 percent in 1993. These sales, as tracked by Cushman & Wakefield, have included investment grade regional malls throughout the United States. In 1993, fourteen sales represented a range in capitalization rates from 7.00 to 9.00 percent with an overall mean of 7.64 percent. The dearth in completed Class A mall transactions through 1994 does not lend itself to analysis so we have excluded the few from this discussion. The pronounced upward trend in capitalization rates can be seen on the following chart.




                      Overall Capitalization Rates
                           Regional Mall Sales
                      ____________________________

        Year          Range            Mean       Basis Point Change
        ____________________________________________________________

        1988      4.99% -  8.00%       5.97%              -

        1989      4.57% -  7.26%       5.39%              -58

        1990      5.06% -  9.11%       6.29%              +90

        1991      5.60% -  7.82%       6.44%              +15

        1992      6.00% -  8.00%       7.31%              +87

        1993      7.00% -  9.00%       7.64%              +33

        1994      7.40% - 10.29%       8.63%              +99
        ___________________________________________________________

        /kbb

The data above shows that with the exception of 1989, the average cap rate has shown a rising trend each year. Between 1988 and 1989, the average rate declined by 58 basis points. This was partly a result of dramatically fewer transactions in 1989 as well as the sale of Woodfield Mall at a reported cap rate of 4.57 percent. In 1990 the average cap rate jumped 90 basis points to
  6.29 percent. Among the 16 transactions we surveyed that year, there was a marked shift of investment criteria upward with additional basis point risk added due to the deteriorating economic climate for commercial real estate. Furthermore, the problems with department store anchors added to the perceived investment risk.

1992 saw owners become more realistic in their pricing as some looked to move product because of other financial pressures. The 87 basis point rise to
  7.31 percent reflected the reality that in many markets malls were not performing as strongly as expected. A continuation of this trend was seen in 1993 as the average rate has increased by 33 basis points. Only seven transactions have been surveyed for 1994 which reflect a wide range in product quality. The mean OAR of 8.63 percent includes only two transactions in the 7.0 percent range. There does appear to be strong evidence that the rise in cap rates has stabilized and that the demand for good quality retail product will begin to lower yields and force up prices. With the creation of so many retail REITs over the past year, many of which are flush with cash, their appetite to acquire property could have such an affect on pricing.

The Cushman & Wakefield Winter 1994 survey reveals that going-in cap rates for regional shopping centers range between 6.50 and 9.50 percent with a low average of 7.60 and high average of 8.40 percent, respectively; a spread of 80 basis points. Generally, the change in average capitalization rates over the Fall/Winter 1993 survey shows that the low average increased by 20 basis points, while the upper average decreased by 12 points. Terminal, or going-out rates are now 8.00 and 8.80 percent, representing an increase of 32 and 16 basis points, respectively, from Fall/Winter 1993 averages.




                     Cushman & Wakefield Appraisal Services
                 National Investor Survey - Regional Malls (%)


Investment              Winter 1994                    Summer 1994
Parameters    -------------------------------   -------------------------------

                   Low               High          Low              High
OAR/Going-In  6.50 - 9.50         7.50 - 9.50   6.50 -  9.30      6.50 -10.00
                  7.6                 8.4           7.6               8.30

OAR/TERMINAL  7.00 - 9.50         7.50 - 10.50  7.00 - 9.50       7.50 - 10.00
                  8.0                 8.8           8.2               8.9

IRR           10.00 - 11.00      10.00 - 13.00  9.00 - 11.00     11.00 - 13.00
                   10.5               11.5         10.60              11.60

                        Fall/Winter 1993
              --------------------------------

OAR/Going-In       Low               High
OAR/Going-In  6.75 - 8.00          7.50 - 10.00
                  7.40                 8.52

OAR/Terminal  7.50 - 9.00          7.50 - 11.00
                  7.68                 8.64

IRR          10.00 - 15.00        10.50 - 15.00
                  11.11               12.09




The fourth quarter 1994 Peter F. Korpacz survey finds that cap rates have remained relatively stable. They recognize that there is extreme competition for the few premier malls that are offered for sale which should exert downward pressure on rates.



                     NATIONAL REGIONAL MALL MARKET
                          FOURTH QUARTER 1994


KEY INDICATORS
Free & Clear Equity IRR       CURRENT QUARTER      LAST QUARTER     YEAR AGO
RANGE AVERAGE                   10.00%-14.00%      10.00%-14.00%   10.0%-14.00%
                                   11.6%                11.6%         11.65%
CHANGE (Basis Points)                -                    - 0          - 5

Free & Clear Going-In Cap Rate


RANGE
AVERAGE                         6.25%-11.00%        6.00%-11.00%   6.00%-11.00%
                                   7.73%                7.73%          7.70%


CHANGE (Basis Points)                   -                + 0            + 3

Residual Cap Rate


RANGE
AVERAGE                        7.00%-11.00%         7.00%-11.00%  7.00%-11.50%
                                 8.3%                   8.32%         8.34%


CHANGE (Basis Points)                  -                 - 2            - 4


  Source: Peter Korpacz Associates, Inc. - Real Estate Investor Survey Fourth Quarter - 1994




As can be seen from the above, the average IRR has decreased by 5 basis points to 11.60 percent from one year ago. However, it is noted that this measure has been relatively stable over the past twelve months. The quarter's average initial free and clear equity cap rate rose 3 basis points to 7.73 percent from a year earlier, while the residual cap rate decreased 4 basis points to 8.30 percent.

Most retail properties that are considered institutional grade are existing, seasoned centers with good inflation protection that offer stability in income and are strongly positioned to the extent that they are formidable barriers to new competition. Equally important are centers which offer good upside potential after face-lifting, renovations, or expansion. With new construction down substantially, owners have accelerated renovation and re-merchandising programs. Little competition from over-building is likely in most mature markets within which these centers are located. Environmental concerns and "no- growth" mentalities in communities are now serious impediments to new retail development.

  Equitable Real Estate Investment
  Management, Inc. reports in their Emerging Trends in Real Estate - 1995 that their respondents give retail investments reasonably good marks for 1995. It is estimated that the bottom of the market for retail occurred in 1993. During 1994, value changes for regional malls and power centers is estimated to be 1.4 and 3.5 percent, respectively. Other retail property should see a rise of 1.7 percent in 1994. Forecasts for 1995 show regional malls leading the other retail categories with a 2.8 percent increase. Power centers and other retailers are expected to have increases of 2.6 and 2.2 percent, respectively. Long term prospects (1995-2005) for regional malls fare the best for all retail properties which is expected to outstrip total inflation (4.0 percent) with a 43 percent gain.

The bid/deal spread has narrowed due to a pick up in transactions. On average, the bid/ask spread for retail property is 60 to 70 basis points, implying a pricing gap of 5 to 10 percent.




                Capitalization Rate Bid/Ask Characteristics (%)


Type            Bid     Ask     Bid/Ask Spread  Deal
Regional Mall   8.1     7.3     .8              7.5
Power Center    9.3     8.7     .6              8.8
Other           9.7     9.1     .6              9.3


Prospects for regional malls and smaller retail investments are tempered by the choppy environment featuring increased store competition and continued shakeout. Population increases are expected to be concentrated in lower income households, not the middle to upper income groups. Through the balance of the 1990s, retail sales are expected to outpace inflation on an annual basis of only 2 percent. Thus, with a maturing retail market, store growth and mall investment gains will come at the expense of competition.

Emerging Trends sees a 15 to 20 percent reduction in the number of malls nationwide before the end of the decade. The report goes on to cite that after having been written off, department stores are emerging from the shake-out period as powerful as ever. Many of the nations largest chains are reporting impressive profit levels, part of which has come about from their ability to halt the double digit sales growth of the national discount chains. Mall department stores are aggressively reacting to power and outlet centers to protect their market share. Department stores are frequently meeting discounters on price.

Despite the competitive turmoil, Emerging Trends, interviewees remain moderately positive about retail investments.

Evidence has shown that mall property sales which include anchor stores have lowered the square foot unit prices for some comparables, and have affected investor perceptions. In our discussions with major shopping center owners and investors, we learned that capitalization rates and underwriting criteria have become more sensitive to the contemporary issues affecting department store anchors. Traditionally, department stores have been an integral component of a successful shopping center and, therefore, of similar investment quality if they were performing satisfactorily.

   During the 1980's a number of acquisitions, hostile take-overs and restructurings occurred in the department store industry which changed the playing field forever. Weighted down by intolerable debt, combined with a slumping economy and a shift in shopping patterns, the end of the decade was marked by a number of bankruptcy filings unsurpassed in the industry's history. Evidence of further weakening continued into 1991- 1992 with filings by such major firms as Carter Hawley Hale, P.A. Bergner & Company, and Macy's. In early 1994, Woodward & Lothrop announced a bankruptcy involving two department store divisions that dominate the Philadelphia and Washington D.C. markets. More recently, however, department stores have been reporting a return to profitability resulting from increased operating economies and higher sales volumes. Sears, once marked by many for extinction, has more recently won the praise of analysts. However, their cost cutting was deep and painful as it involved the closure to nearly 100 stores. Federated Department Stores has also been acclaimed as a text book example on how to successfully emerge from bankruptcy. They have recently merged with Macy's to form one of the nation's largest department store companies with sales in excess of $13.0 billion dollars. The explosive growth of the category killers has caused department stores to aggressively cut costs and become more efficient in managing their inventory.

   With all this in mind, investors are looking more closely at the strength of the anchors when evaluating an acquisition. Most of our survey respondents were of the opinion that they were indifferent to acquiring a center that included the anchors versus stores that were independently owned if they were good performers. However, where an acquisition includes anchor stores, the resulting cash flow is typically segregated with the income at- tributed to anchors (base plus percentage rent) analyzed at a higher cap rate then that produced by the mall shops.

   Investors have shown a shift in preference to initial return, placing probably less emphasis on the DCF. Understandably, this thinking has evolved after a few hard years of reality where optimistic cash flow projections did not materialize. The DCF is still, in our opinion, a valid valuation technique that when properly supported, can present a realis- tic forecast of a property's performance and its current value in the marketplace. General-ly, we are inclined to group and characterize regional malls (and their anchors) by their overall investment appeal which incorporates a plethora of factors not the least of which is stability of income.

   Our survey of 1993 regional mall sales shows a mean overall capitalization rate of 7.65 percent. The average terminal capitalization rate was 13 basis points higher at 7.78 percent while the average discount rate was 11.49 percent. We are still in the process of confirming 1994 activity but preliminary results show an average overall rate of 8.63 percent and an IRR of 11.27 percent.

   Based upon this discussion, we are inclined to group and characterize regional malls.

   Cap Rate Range                            Category

6.5% to 7.0%                              Top 20 malls in the country.

7.0% to 8.5%                              Dominant Class A investment grade
                                               property, excellent demographics
                                               (top 50 markets), and considered
                                               to present a significant barrier
                                               to entry within its trade area.

8.5% to 10.5%                             Somewhat broad characterization of
                                               investment quality properties
                                               ranging from primary MSAs to
                                               second tier cities. Properties
                                               at the higher end of the scale
                                               are probably somewhat vulnerable
                                               to new competition in their
                                               market.

10.5% to 12.0%                            Remaining product which has limited
                                               appeal or significant risk which
                                               will attract only a smaller,
                                               select group of investors.

Laurel Center is clearly one of the dominant malls in its region. In addition to its three strong anchor stores, the mall shops are well merchandised and should continue to enjoy high occupancy levels. The trade area is relatively affluent and expanding and the physical plant is in good condition. The potential for future competition is duly noted as an added risk.

   We do note that occupancy costs are moderately high which has the effect of restricting market or base rent growth. On balance, a property with the characteristics of the subject would potentially trade at an overall rate between 7.75 and 8.25 percent based on first year income operating on a stabilized operating income basis.

   For the reversion year, additional basis points would be added to the going-in rate to account for future risks of operating the property. This contingency is typically used to cover any risks associated with lease-up of vacant space, costs of maintaining occupancy, prospects of future competition, and the uncertainty of maintaining forecasted growth rates over the holding period. Investors may structure a differential of up to 100 basis points in their analysis depending on the quality and attributes of the property and its market area. In the surveys cited, typical reversion, or going-out rates run between 10 and 60 basis points above the initial cap. By adding 25 to 50 points to the subject's overall rate, the implied terminal capitalization rate would run between 8.00 and 8.50 percent. By applying a rate of say 8.25 to the reversion year's net operating income, before reserves, capital expenditures, leasing commissions, and alterations, yields an overall sale price at the end of the holding period of approximately $115.68 million for the subject (based on net income of $9,543,620 in calendar year 2005).

   From the projected reversionary value, we have made a deduction to account for the various transaction costs associated with the sale of an asset of this type. These costs amount to 2.0 percent of the total disposition price of the subject property as an allow- ance for transfer taxes, professional fees, and other miscellaneous expenses including an allowance for alteration costs that the seller pays at final closing. Deducting these trans- action costs from the computed reversion renders the pre-tax net proceeds of sale to be received by an investor in the subject property at the end of the holding period.


                        Net Proceeds at Reversion


Gross Sale Price
at Disposition          Less Costs of Sale and
                        Miscellaneous Expenses @ 2%     Net Proceeds


$115,680,242
                        $2,313,605
                                                        $113,366,637




  Selection of Discount Rate
   The discounted cash flow analysis makes several assumptions which reflect typical investor requirements for yield on real property. These assumptions are difficult to directly extract from any given market sale or by comparison to other investment vehicles. Instead, investor surveys of major real estate investment funds and trends in bond yield rates are often cited to support such analysis.

   A yield or discount rate differs from an income rate, such as cash-on-cash (equity dividend rate), in that it takes into consideration all equity benefits, including the equity reversion at the time of resale and annual cash flow from the property. The internal rate of return is the single-yield rate that is used to discount all future equity benefits (cash flow and reversion) into the initial equity investment. Thus, a current estimate of the subject's present value may be derived by discounting the projected income stream and reversion year sale at the property's yield rate.

   Yield rates on long term real estate investments range widely between property types. As cited in Cushman & Wakefield's Winter 1994 survey, investors in regional malls are currently looking at broad rates of return between 10.0 and 13.00 percent, down slightly from both the Summer 1994 and the Fall/Winter 1993 surveys. The indicated low and high means are 10.50 and
  11.50 percent, respectively. Peter F. Korpacz reports an average internal rate of return of 11.60 percent for the fourth quarter 1994, down 5 basis points from year ago levels. CB Commercial's survey also suggests an 11.60 percent IRR, up 20 points from one year ago.

   The various sales discussed in the Sales Comparison Approach displayed expected rates of return between 10.75 and 12.50 percent for 1993, with a mean of 11.53 percent for those sales reporting IRR expectancies. The range reported represents primarily Class A, investment grade malls. Rates for marginal Class B centers in second tier locations typically show rates in excess of 12.00 percent.

   The yield rate on a long term real estate investment can also be compared with yield rates offered by alternative financial investments since real estate must compete in the open market for capital. In developing an appropriate risk rate for the subject, consideration has been given to a number of different investment opportunities. The following is a list of rates offered by other types of securities.


Market Rates and Bond Yields (%)        January 30, 1995        Year Ago
Reserve Bank Discount Rate              4.75                    3.00
Prime Rate (Monthly Average)            8.50                    6.00
3-Month Treasury Bills                  5.73                    2.99
U.S. 10-Year Bonds                      7.60                    5.64
U.S. 30-Year Bonds                      7.75                    6.23
Telephone Bonds                         8.62                    7.15
Municipal Bonds                         6.70                    5.45

Source: New York Times




   This compilation of yield rates from alternative investments reflects varying degrees of risk as perceived by the market. Therefore, a riskless level of investment might be seen in a three month treasury bill at 5.73 percent. A more risky investment, such as telephone bonds, would currently yield a much higher rate of 8.62 percent. As of this writing, the prime rate has been increased to 8.50, while the discount rate has increased to 4.75 percent. Ten year treasury notes are currently yielding around 7.62 percent, while 30-year bonds are at 7.75 percent.

   Real estate investment typically requires a higher rate of return (yield) and is much influenced by the relative health of financial markets. A regional mall investment tends to incorporate a blend of risk and credit based on the tenant mix, the anchors that are included (or excluded) in the transaction, and the assumptions of growth incorporated within the cash flow analysis. An appropriate discount rate selected for a regional mall thus attempts to consider the underlying credit and security of the income stream, and includes an appropriate premium for liquidity issues relating to the asset.

  There has historically been a consistent relationship between the spread in rates of return for real estate and the "safe" rate available through long-term treasuries or high- grade corporate bonds. A wider gap between return requirements for real estate and alternative investments has been created in recent years due to illiquidity issues, the absence of third party financing, and the decline in property values.

   Investors have suggested that the regional mall market has become increasingly "tiered" over the past two years. The country's premier malls are considered to have the strongest trade areas, excellent anchor alignments, and significant barriers of entry to future competitive supply. These and other "dominant" malls will have average mall shop sales above $300 per square foot and be attractive investment vehicles in the current market. It is our opinion that the subject would attract considerable interest from institutional investors if offered for sale in the current marketplace.
  There are few regional mall assets of comparable quality currently available, and many regional malls have been included within REITs, rather than offered on an individual property basis. However, we must further temper our analysis due to the fact that there remains some risk that the inherent assumptions employed in our model come to full fruition.

   On balance, it is our opinion that an investor in the subject property would require an internal rate of return between 11.25 and 11.75 percent.

  Investment Analysis
   Analysis by the discounted cash flow method is examined over a holding period that allows the investment to mature, the investor to recognize a return commensurate with the risk taken, and a recapture of the original investment. Typical holding periods usually range from 10 to 20 years and are sufficient for the majority of institutional grade real estate such as the subject to meet the criteria noted above. In the instance of the subject, we have analyzed the anticipated cash flows over an ten year period commencing on January 1, 1995.

   A sale or reversion is deemed to occur at the end of the 10th calendar year (December 31, 2004) based upon capitalization of the following year's net operating income. This is based upon the premise that a purchaser is buying the following year's net income. Therefore, our analysis reflects this practice by capitalizing the first year of the next holding period.

   The present value was formulated by discounting the property cash flows at various yield rates. The yield rate utilized to discount the projected cash flow and eventual proper- ty reversion was based on our analysis of anticipated yield rates of investors dealing in similar investments. The rates reflect acceptable expectations of yield to be achieved by investors currently in the marketplace shown in their current investment criteria and as extracted from regional and super regional mall sales.

  Cash Flow Assumptions
   Our cash flows forecasted for the mall have been presented. To reiterate, the form- ulation of these cash flows incorporated into our computer model the following general assumptions.

   1) The pro forma is presented on a calendar year basis commencing on Janu-ary 1, 1995. The present value analysis is based on a 10 year holding period commencing from that date. This period reflects 10 years of oper- ations and follows an adequate time for the property to proceed through an orderly lease-up and continue to benefit from its on-going remerchand- ising. In this regard, we have projected that the investment will be sold at year end 2004.

   2) Existing lease terms and conditions remain unmodified until their expira-tion. At expiration, it has been assumed that there is either a 75 percent probability that the existing retail tenants will renew their lease. Executed and high probability pending leases have been assumed to be signed in ac- cordance with negotiated terms as of the date of valuation. Some ten- ants have renewal options which are generally favorable. In most in- stances we have assumed that options are exercised.

   3) 1995 base date market rental rates for existing tenants have been estab-lished according to tenant size with consideration given to location within the mall, the specific merchandise category, as well as the tenants sales history. Lease terms throughout the total complex vary but for new in- line mall tenants are generally 10 years with structured step-ups in the 4th and 8th years. Upon renewal, it is assumed that new leases are also written for 10 years with the same rent step schedule. An exception ex- ists in the instance where a tenant had been paying percentage rent and is forecasted to continue to pay percentage rent over the ensuing 10 year period. In these instances, we have assumed that a flat lease will be writ- ten. Kiosk leases are assumed to be written for 5 year terms with a 10 percent increase in year 4.

   4) Market rents have been established for 1995. Subsequently, it is our as-sumption that market rental rates for mall tenants will increase by 2 percent in 1996, 3 percent in 1997, and 4 percent per annum on average thereafter over the investment holding period.

   5) Most tenants have percentage rental clauses providing for the payment of overage rent. We have relied upon sales data through 1994 as provid-ed by management. In our analysis, we have forecasted that sales will grow by 2 percent in 1995, 3 percent in 1996, and 4 percent per annum thereafter.

   6) Expense recoveries are based upon terms specified in the various lease contracts. As identified, due to the age of the mall and its variety of com- ponents, there are a myriad of reimbursement methods. The new stand- ard lease contract for real estate taxes, and common area maintenance billings for interior mall tenants is based upon a tenants pro rata share with the latter carrying an administrative surcharge of 15 percent. Pro- rata share is calculated on leased (occupied) area as opposed leasable area after deduction for the contributions of department stores for these ex- pense pools. Food court tenants are assessed a separate charge for the seating area.

   7) Income lost due to vacancy and non-payment of obligations has been based upon our turnover probability assumption as well as a global provi-sion for credit loss. Upon the expiration of a lease, there is 25 percent probability that the retail tenant will vacate the suite. At this time we have forecasted that rent loss equivalent to 6 months rent would be in- curred to account for the time associated with bringing the space back on-line. In addition, we have forecasted an annual global vacancy and cre- dit loss equivalent to 3.0 percent of gross rental income. This global pro- vision is applied to all tenants excluding anchor department stores.

   8) Operating expenses are generally forecasted to increase by 4 percent per year except for management which is based upon 4.5 percent of mini- mum and percentage revenues annually and taxes which are forecasted to grow by 5 percent per year. Alteration costs are assumed to escalate at our forecasted expense inflation rate.

   9) A provision for capital reserves initially equal to $.10 to $.15 per square foot of total owned GLA ($50,000) has been deducted. An alteration charge of $8 per square foot rate to turnover retail space with a $1.50 per square foot allowance for rollover tenants. Leasing commissions are charged at the rate of $2.00 per square foot for new leases and $1.25 per square foot for renewal leases.

For a property such as the subject, it is our opinion that an investor would require an all cash discount rate in the range of 11.25 to 11.75 percent. Accordingly, we have dis- counted the projected future pre-tax cash flows to be received by an equity investor in the subject property to a present value so as to yield 11.25 to 11.75 percent at 25 basis point intervals on equity capital over the holding period. This range of rates reflects the risks associated with the investment. Discounting these cash flows over the range of yield and terminal rates now being required by participants in the market for this type of real estate places additional perspective upon our analysis. A valuation matrix for the Laurel Centre appears below.



                                 Laurel Centre
                                Valuation Matrix

Terminal Rate                           Discount Rate
                -------------------------------------------------------------
8.00%                   11.25%          11.50%          11.75%
                        $83,996,000     $82,612,000     $81,258,000
8.25%                   $82,776,000     $81,419,000     $80,092,000
8.50%                   $81,628,000     $80,296,000     $78,994,000




   Through such a sensitivity analysis, it can be seen that the present value of the subject property varies from approximately $78,994,000 to $83,996,000. Giving consid- eration to all of the characteristics of the subject previously discussed, we feel that a prud- ent investor would require a yield which falls near the middle of the range outlined above for this property. Accordingly, we believe that based upon all of the assumptions inherent in our cash flow analysis, an investor would look toward as IRR of approximately
  11.50 percent and a terminal rate of 8.25 percent as being most representative of the subject's value in the market.

   In view of the analysis presented here, it becomes our opinion that the discounted cash flow analysis indicates a market value of $81,000,000 for the subject property. The indices of investment generated through this indicated value conclusion are shown on the following page.


                              Laurel Centre
                           Investment Indices


Equity Yield (IRR)                      11.58%
Overall Capitalization Rate*             8.11%
Price/SF of Owned GLA**               $212.00
Price/square foot of mall shop GLA*** $330.32

* Based on net income of $6,572,142 for first year (calendar year 1995)

**      Based on 382,081 square feet

***     Based upon 245,217 square feet.

   We note that the computed equity yield is not necessarily the true rate of return on equity capital. This analysis has been performed on a pre-tax basis. The tax benefits cre- ated by real estate investment will serve to attract investors to a pre-tax yield which is not the full measure of the return on capital.

  Direct Capitalization
   To further support our value conclusion at stabilization derived via the discounted cash flow analysis, we have also utilized the direct capitalization method. In direct capital- ization an overall rate is applied to the net operating income of the subject property. In this case, we will again consider the indicated overall rates from the comparable sales in the Sales Comparison Approach as well as those rates established in our Investor Survey.

   The sales displayed in our summary charts developed overall rates ranging from 5.60 to 9.0 percent.

   Generally, new construction and centers leased at economic rates tend to sell for rela- tively high overall capitalization rates. Conversely, centers that are older and contain be- low-market leases reflecting leasing profiles with good upside potential tend to sell with lower overall capitalization rates. The subject has, in our opinion, some good upside potential through releasing and remerchandising. However, there remains a threat from increased competition in view of the dynamic nature of the MSA.

   In view of all of the above, we would anticipate that at the subject would trade at an overall rate of approximately 7.75 to 8.25 percent applied to first year income. Applying these rates to first year net operating income before reserves, alterations and other ex- penses for the subject of $6,572,142 results in a value of approximately $79,662,000 to $84,802,000.
  From this range we would be inclined to conclude at a value of $83,000,000 by direct capitalization which is indicative of an overall rate of 7.97 percent.

   However, it is our opinion that a prudent investor in the property would consider the 1995 capital expenditure for HVAC system replacement. By deducting the projected expense of $1,033,000 from $83,000,000, the indicated value for the subject would be $81,967,000. Thus, the indicated value via direct capitalization as of January 1, 1995, was $82,000,000.

  RECONCILIATION
  AND FINAL VALUE ESTIMATE

   Application of the Sales Comparison Approach and Income Approaches used in the valuation of the subject property has produced results which fall within a reasonably acceptable range. Restated, these are:


Methodology                             Market Value Conclusion
Sales Comparison Approach               $79,600,000 - $81,600,000
Income Approach
Direct Capitalization                   $82,000,000
Discounted Cash Flow                    $81,000,000

   This is considered a narrow range in possible value given the magnitude of the value estimates. Both approaches are well supported by data extracted from the market. There are, however, strengths and weaknesses in each of these two approaches which require reconciliation before a final conclusion of value can be rendered.

  Sales Comparison Approach
   The Sales Comparison Approach arrived at a value indicted for the property by analyz- ing historical arms-length transaction, reducing the gathered information to common units of comparison, adjusting the sale data for differences with the subject and interpreting the results to yield a meaningful value conclusion. The basis of these conclusions was the cash-on-cash return based on net income and the adjusted price per square foot of gross leasable area sold. An analysis of the subject on the basis of its implicit sales multiple was also utilized.

   The process of comparing historical sales data to assess what purchasers have been paying for similar type properties is weak in estimating future expectations. Although the unit sale price yields comparable conclusions, it is not the primary tool by which the in- vestor market for a property like the subject operates. In addition, no two properties are alike with respect to quality of construction, location, market segmentation and income profile. As such, subjective judgement necessarily become a part of the comparative pro- cess. The usefulness of this approach is that it interprets specific investor parameters established in their analysis and ultimate purchase of a property. In light of the above, the writers are of the opinion that this methodology is best suited as support for the conclu- sions of the Income Approach. This is also particularly relevant in the estimation of value at stabilization. It does provide useful market extracted rates of return such as overall rates to simulate investor behavior in the Income Approach.

  Income Approach
   Discounted Cash Flow Analysis
   The subject property is highly suited to analysis by the discounted cash flow method as it will be bought and sold in investment circles. The focus on property value in relation to anticipated income is well founded since the basis for investment is profit in the form of return or yield on invested capital. The subject property, as an investment vehicle, is sensitive to all changes in the economic climate and the economic expectations of invest- ors. The discounted cash flow analysis may easily reflect changes in the economic climate of investor expectations by adjusting the variables used to qualify the model. In the case of the subject property, the Income Approach can analyze existing leases, the probabilities of future rollovers and turnovers and reflect the expectations of overage rents. Essentially, the Income Approach can model many of the dynamics of a complex shopping center. The writers have considered the results of the discounted cash flow analysis because of the applicability of this method in accounting for the particular characteristics of the property, as well as being the tool used by many purchasers.

  Capitalization
   Direct capitalization has its basis in capitalization theory and uses the premise that the relationship between income and sales price may be expressed as a rate or its reciprocal, a multiplier. This process selects rates derived from the marketplace, in much the same fashion as the Sales Comparison Approach and applies this to a projected net operating income to derive a sale price. The weakness here is the idea of using one year of cash flow as the basis for calculating a sale price. This is simplistic in its view of expectations and may sometimes be misleading. If the year chosen for the analysis of the sale price contains an income steam that is over or understated this error is compounded by the cap- italization process. Nonetheless, real estate of the subject's caliber is commonly purchas- ed on a direct capitalization basis. Overall, this methodology was given important consid- eration in our total analysis.

  Conclusions
   We have briefly discussed the applicability of each of the methods presented. Be- cause of certain vulnerable characteristics in the Sales Comparison Approach, it has been used as supporting evidence and as a final check on the value conclusion indicated by the Income Approach methodologies. The ranges in value exhibited by the Income Approach are consistent with the leasing profiles. Each indicates complimentary results with the Sales Comparison Approach, the conclusions being supportive of each method employed, and neither range being extremely high or low in terms of the other.

   As a result of our analysis, we have formed an opinion that the market value of the leased fee estate in the referenced property, subject to the assumptions, limiting condi- tions, certifications, and definitions, as of January 1, 1995, was:

                       EIGHTY ONE MILLION DOLLARS
                              $81,000,000

ASSUMPTIONS AND LIMITING CONDITIONS

  "Appraisal" means the appraisal report and opinion of value stated therein, or the letter opinion of value, to which these Assumptions and Limiting Conditions are annexed.

  "Property" means the subject of the Appraisal.

  "C&W" means Cushman & Wakefield, Inc. or its subsidiary which issued the Appraisal.

  "Appraiser(s)" means the employee(s) of C&W who prepared and signed the Appraisal.

  The Appraisal has been made subject to the following assumptions and limiting conditions:

      1. No opinion is intended to be expressed and no responsibility is assumed for the legal description or for any matters which are legal in nature or require legal expertise or specialized knowledge beyond that of a real estate appraiser. Title to the Property is assumed to be good and marketable and the Property is assumed to be free and clear of all liens unless otherwise stated. No survey of the Property was undertaken.

      2. The information contained in the Appraisal or upon which the Appraisal is based has been gathered from sources the Appraiser assumes to be reliable and accurate. Some of such information may have been provided by the owner of the Property. Neither the Appraiser nor C&W shall be responsible for the accuracy or completeness of such information, including the correctness of estimates, opinions, dimensions, sketches, exhibits and factual matters.

      3. The opinion of value is only as of the date stated in the Appraisal. Changes since that date in external and market factors or in the Property itself can significantly affect property value.

      4. The Appraisal is to be used in whole and not in part. No part of the Appraisal shall be used in conjunction with any other appraisal. Publication of the Appraisal or any portion thereof without the prior written consent of C&W is prohibited. Except as may be otherwise stated in the letter of engagement, the Appraisal may not be used by any person other than the party to whom it is addressed or for purposes other than that for which it was prepared. No part of the Appraisal shall be conveyed to the public through advertising, or used in any sales or promotional material without C&W's prior written consent. Reference to the Appraisal Institute or to the MAI designation is prohibited.

      5. Except as may be otherwise stated in the letter of engagement, the Appraiser shall not be required to give testimony in any court or administrative proceeding relating to the Property or the Appraisal.

      6. The Appraisal assumes (a) responsible ownership and competent management of the Property; (b) there are no hidden or unapparent conditions of the Property, subsoil or structures that render the Property more or less valuable (no responsibility is assumed for such conditions or for arranging for engineering studies that may be required to discover them);
               (c) full compliance with all applicable federal, state and local zoning and environmental regulations and laws, unless noncompliance is stated, defined and considered in the Appraisal; and (d) all required licenses, certificates of occupancy and other governmental consents have been or can be obtained and renewed for any use on which the value estimate contained in the Appraisal is based.

      7. The physical condition of the improvements considered by the Appraisal is based on visual inspection by the Appraiser or other person identified in the Appraisal. C&W assumes no responsibility for the soundness of structural members nor for the condition of mechanical equipment, plumbing or electrical components.

      8. The forecasted potential gross income referred to in the Appraisal may be based on lease summaries provided by the owner or third parties. The Appraiser assumes no responsibility for the authenticity or completeness of lease information provided by others. C&W recommends that legal advice be obtained regarding the interpre- tation of lease provisions and the contractual rights of parties.

      9. The forecasts of income and expenses are not predictions of the future. Rather, they are the Appraiser's best estimates of current market thinking on future income and expenses. The Appraiser and C&W make no warranty or representation that these forecasts will materialize. The real estate market is constantly fluctuating and changing. It is not the Appraiser's task to predict or in any way warrant the conditions of a future real estate market; the Appraiser can only reflect what the investment community, as of the date of the Appraisal, envisages for the future in terms of rental rates, expenses, supply and demand.

     10. Unless otherwise stated in the Appraisal, the existence of potentially hazardous or toxic materials which may have been used in the construction or maintenance of the improvements or may be located at or about the Property was not considered in arriving at the opinion of value. These materials (such as formaldehyde foam insulation, asbestos insulation and other potentially hazardous materials) may adversely affect the value of the Property. The Appraisers are not qualified to detect such substances. C&W recommends that an environmental expert be employed to determine the impact of these matters on the opinion of value.

     11. Unless otherwise stated in the Appraisal, compliance with the requirements of the Americans With Disabilities Act of 1990 (ADA) has not been considered in arriving at the opinion of value. Failure to comply with the requirements of the ADA may adversely affect the value of the Property. C&W recommends that an expert in this field be employed.

     12. If the Appraisal has been prepared for The Resolution Trust Corporation ("RTC"), it may be distributed to parties requesting a copy in accordance with RTC policy. However, as to such parties, the Appraisal shall be deemed provided for informational purposes only and such recipients shall not be entitled to rely on the Appraisal for any purpose nor shall C&W or the Appraisers have any liability to such recipients based thereon.

CERTIFICATION OF APPRAISAL

   We certify that, to the best of our knowledge and belief:

   1.  Jay F. Booth and Richard W. Latella, MAI inspected the property.

   2.  The statements of fact contained in this report are true and correct.

   3. The reported analyses, opinions, and conclusions are limited only by the reported assumptions and limiting conditions, and are our personal, unbiased professional analyses, opinions, and conclusions.

   4. We have no present or prospective interest in the property that is the subject of this report, and we have no personal interest or bias with respect to the parties involved.

   5. Our compensation is not contingent upon the reporting of a predetermined value or direction in value that favors the cause of the client, the amount of the value estimate, the attainment of a stipulated result, or the occurrence of a subsequent event. The appraisal assignment was not based on a requested minimum valuation, a specific valuation or the approval of a loan.

   6. No one provided significant professional assistance to the persons signing this report.

   7. Our analyses, opinions, and conclusions were developed, and this report has been prepared, in conformity with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation and the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute.

   8. The use of this report is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.

   9. As of the date of this report, Richard W. Latella has completed the requirements of the continuing education program of the Appraisal Institute.



   s/Richard w. Latella/           s/Jay F. Booth/
   Richard W. Latella, MAI         Jay F. Booth
   Senior Director                 Valuation Advisory Services
   Retail Valuation Group

ADDENDA INCLUDING:


1995 OPERATING EXPENSE BUDGET FOR LAUREL CENTRE

LAUREL CENTRE TENANT SALES REPORT - ACTUAL SALES AS OF NOVEMBER 1994

LAUREL CENTRE PROJECT LEASE ABSTRACT REPORT (1995 UPDATE)

LAUREL CENTRE PROJECT ASSUMPTIONS REPORT EXCLUDING TENANTS (1995 UPDATE)

LAUREL CENTRE PROJECT TENANT REGISTER REPORT (1995 UPDATE)

LAUREL CENTRE PROJECT LEASE EXPIRATION REPORT YEARS 1995 to 2006, ALL TENANTS, INCLUDING OPTIONS, INCLUDING RENEWALS, EXCLUDING BASE LEASES AND PRIOR OPTIONS, BASE RENTS INCLUDING CPI ADJUSTMENTS, INCLUDING PERCENTAGE RENTS

ENDS FULL DATA REPORT - DEMOGRAPHICS REPORT FOR LAUREL CENTRE TRADE AREA (PRIMARY/TOTAL)

CUSHMAN & WAKEFIELD APPRAISAL SERVICES NATIONAL INVESTOR SURVEY -
FALL/WINTER 1994

- ----------------------------------------------

APPRAISERS' QUALIFICATIONS

QUALIFICATIONS OF RICHARD W. LATELLA

  PROFESSIONAL AFFILIATIONS

  Member, American Institute of Real Estate Appraisers (MAI Designation #8346)

  New York State Certified General Real Estate Appraiser #46000003892

  Pennsylvania State Certified General Real Estate Appraiser #GA-001053-R State of Maryland Certified General Real Estate Appraiser #01462

  New Jersey Real Estate Salesperson (License #NS-130101-A)

  Certified Tax Assessor - State of New Jersey

  Affiliate Member - International Council of Shopping Centers, ICSC

  REAL ESTATE EXPERIENCE

  Senior Director, National Retail Valuation Services, Cushman & Wakefield Appraisal Division. Cushman & Wakefield is a national full service real estate organization and a Rockefeller Group Company. While Mr. Latella's experience has been in appraising a full array of property types, his principal focus is in the appraisal and counseling for major retail properties and specialty centers on a national basis. As Senior Director of Cushman & Wakefield's Retail Group his responsibilities include the coordination of the firm's national group of appraisers who specialize in the appraisal of regional malls, department stores and other major retail property types. He has personally appraised and consulted on in excess of 150 regional malls and specialty retail properties across the country.

  Senior Appraiser, Valuation Counselors, Princeton, New Jersey, specializing in the apprai- sal of commercial and industrial real estate, condemnation analyses and feasibility studies for both corporate and institutional clients from July 1980 to April 1983.

  Supervisor, State of New Jersey, Division of Taxation, Local Property and Public Utility Branch in Trenton, New Jersey, assisting and advising local municipal and property tax as- sessors throughout the state from June 1977 to July 1980.

  Associate, Warren W. Orpen & Associates, Trenton, New Jersey, assisting in the prepara- tion of appraisals of residential property and condemnation analyses from July 1975 to April 1977.

  FORMAL EDUCATION

  Trenton State College, Trenton, New Jersey
    Bachelor of Science, Business Administration - 1977

  American Institute of Real Estate Appraisers, Chicago, Illinois
    Basic Appraisal Principles, Methods and Techniques - 1980
    Capitalization Theory and Techniques Part I - 1981
    Capitalization Theory and Techniques Part III - 1981
    Case Studies in Real Estate Valuation - 1982
    Valuation Analysis and Report Writing - 1982
    Investment Analysis - 1983
    Capitalization Theory and Techniques Part II - 1986
    Standards of Professional Practice - 1987

  State of New Jersey, Rutgers University
    Appraisal Principles - 1979
      Property Tax Administration - 1979

                        QUALIFICATIONS OF JAY F. BOOTH



  GENERAL EXPERIENCE

     Jay F. Booth joined Cushman & Wakefield, Inc. New York Appraisal Services in August 1993. As an associate appraiser, Mr. Booth is currently working with Cushman & Wakefield's National Retail Valuation Services Group. Cushman & Wakefield, Inc. is a national full service real estate organization.

     Mr. Booth previously worked for two years at Appraisal Group, Inc. in Portland, Oregon where he was an associate appraiser. He assisted in the valuation of numerous properties, including office buildings, apartments, industrials, retail centers, vacant land and special purpose properties.


  ACADEMIC EDUCATION

  Master of Science in Real Estate (MSRE) --   New York University (Candidate)
  Major: Real Estate Valuation & Analysis      New York, New York

  Bachelor of Science (BS) --                   Willamette University
  (1991) Majors: Business-Economics, Art        Salem, Oregon

  Study Overseas (Fall 1988) --         Xiamen University, Xiamen, China;
                                        Kookmin University, Seoul, South Korea;
                                        Tokyo International, Tokyo, Japan

  APPRAISAL EDUCATION

SPP  Standards of Professional Practice, Parts A & B   Appraisal Institute 1992
1BB  Capitalization Theory & Techniques, Part B        Appraisal Institute 1992
1BA  Capitalization Theory & Techniques, Part A        Appraisal Institute 1992
1A1  Real Estate Appraisal Principles                  Appraisal Institute 1991
901  Engineering Plan Development & Application        Intl. Right of Way  1991


  PROFESSIONAL AFFILIATION

  Candidate MAI, Appraisal Institute No. M930181

  Appraiser Assistant, State of New York No. 48000024088

PARTIAL CLIENT LIST



                         THE APPRAISAL DIVISION

                             NEW YORK REGION

                                CUSHMAN &
                                WAKEFIELD


           PROFESSIONALS ARE JUDGED BY THE CLIENTS THEY SERVE


  The APPRAISAL DIVISION enjoys a long record of service in a confidential capacity to nationally prominent individuals and corporate clients, investors, and government agencies. We have also served many of the nations largest law firms. Following is a partial list of clients served by members of the APPRAISAL DIVISION - NEW YORK REGION.

  Air Products and Chemicals, Inc.
  Aldrich, Eastman & Waltch, Inc.
  Allegheny-Ludlam Industries
  AMB Institutional Realty Advisors
  America First Company
  American Bakeries Company
  American Brands, Inc.
  American District Telegraph Company
  American Express
  American Home Products Corporation
  American Savings Bank
  Apple Bank
  Archdiocese of New York
  Associated Transport
  AT&T
  Avatar Holdings Inc.
  Avon Products, Inc.

  Bachner, Tally, Polevoy, Misher & Brinberg
  Baer, Marks, & Upham
  Balcor Inc.
  BancAmerica
  Banca Commerciale Italiana
  Banco de Brasil, N.A.
  Banco Santander Puerto Rico
  Banque Paribas
  Baker & Mackenzie
  Bank of America
  Bank of Baltimore
  Bank of China
  Bank of Montreal
  Bank of New York
  Bank of Nova Scotia
  Bank of Tokyo Trust Company
  Bank Leumi Le-Israel
  Bankers Life and Casualty Company
  Bankers Trust Company
  Barclays Bank International, Ltd.
  Baruch College
  Battery Park City Authority
  Battle, Fowler, Esqs.
  Bear Stearns
  Berkshire
  Betawest Properties
  Bethlehem Steel Corporation
  Bloomingdale Properties
  Borden, Inc.
  Bowery Savings Bank
  Bowest Corporation
  Brandt Organization
  Brooklyn Hospital
  Burke and Burke, Esqs.
  Burmah-Castrol

  Cadillac Fairview
  Cadwalader, Wickersham & Taft
  Caisse National DeCredit
  Campeau Corporation
  Campustar
  Canadian Imperial Bank of Commerce
  Canyon Ranch
  Capital Bank
  Capital Cities-ABC, Inc.
  Care Incorporated
  Carter, Ledyard & Milburn
  Chase Manhattan Bank, N.A.
  Chemical Bank Corporation
  Chrysler Corporation
  C. Itoh & Company
  Citibank, NA
  Citicorp Real Estate
  City University of New York
  Clayton, Williams & Sherwood
  Coca Cola, Inc.
  Cohen Brothers
  College of Pharmaceutical Sciences
  Columbia University
  Commonwealth of Pennsylvania
  Consolidated Asset Recovery Company
  Continental Realty Credit, Inc.
  Copley Real Estate Advisors
  Corning Glass Works
  Coudert Brothers
  Covenant House
  Cozen and O'Connor
  Credit Agricole
  Credit Lyonnais
  Credit Suisse
  Crivello Properties
  CrossLand Savings Bank

  Dai-Ichi Kangyo Bank
  Dai-Ichi Sempei Life Insurance
  Daily News, Inc.
  Daiwa Securities
  Dart Group Corporation
  David Beardon & Company
  Davidoff & Malito, Esqs
  Dean Witter Realty
  DeMatteis Organization
  Den Norske Bank
  Deutsche Bank
  DiLorenzo Organization
  Dime Savings Bank
  Dodge Trucks, Inc.
  Dollar/Dry Dock Savings Bank
  Donovan, Leisure, Newton & Irvine
  Dreyer & Traub
  Dun and Bradstreet, Inc.

  Eastdil Realty Advisors
  East New York Savings Bank
  East River Savings Bank
  East Rutherford Industrial Park
  Eastman Kodak Company
  Eaton Corporation
  Eichner Properties, Inc.
  Ellenburg Capital Corporation
  Emigrant Savings Bank
  Empire Mutual Insurance Company
  Equitable Life Assurance Society of America
  Equitable Real Estate

  Famolare, Inc.
  Farwest Savings & Loan Association
  Federal Asset Disposition Authority
  Federal Deposit Insurance Company
  Federal Express Corporation
  Federated Department Stores, Inc.
  Feldman Organization
  Findlandia Center
  First Boston
  First Chicago
  First National Bank of Chicago
  First New York Bank for Business
  First Tier Bank
  First Winthrop
  Fisher Brothers
  Fleet/Norstar Savings Bank
  Flying J, Inc.
  Foley and Lardner, Esqs.
  Ford Bacon and Davis, Inc.
  Ford Foundation
  Ford Motor Company
  Forest City Enterprises
  Forum Group, Inc.
  Franchise Finance Corporation of America
  Fried, Frank, Harris, Shriver & Jacobson
  Friendly's Ice Cream Corporation

  Fruehauf Trailer Corporation
  Fuji Bank
  Fulbright & Jaworski

  G.E. Capital Corporation
  General Electric Credit Corporation
  General Motors Corporation
  Gerald D. Hines Organization
  Gibson Dunn and Crutcher
  Gilman Paper
  Gladstone Equities
  Glimcher Company
  Glynwed, Ltd.
  Goldman, Sachs & Co.
  Greater New York Savings Bank
  Greycoat Real Estate Corp.
  Greyhound Lines Inc.
  Grid Properties
  GTE Realty
  Gulf Oil

HDC
  HRO International
  Hammerson Properties
  Hartz Mountain Industries
  Hawaiian Trust Company, Ltd.
  Hertz Corporation
  Home Federal
  Home Savings of America
  HongKong & Shanghai Banking Corporation
  Horn & Hardart
  Huntington National Bank
  Hypo Bank

  IDC Corporation
  Ideal Corporation
  ING Corporation
  International Business Machines Corporation
  International Business Machines Pension Fund
  International Telephone and Telegraph Corporation
  Investors Diversified Services, Inc.
  Iona College
  Irish Intercontinental Bank
  Irish Life Assurance
  Israel Taub


  J & W Seligman & Company, Inc.
  JMB Realty
  J. B. Brown and Sons
  J. C. Penney Company, Inc.
  J. P. Morgan
  Jamaica Hospital
  James Wolfenson & Company
  Jerome Greene, Esq.
  Jewish Board of Family & Children's Services
  Jones Lang Wootton

  K-Mart Corporation
  Kelly, Drye and Warren, Esqs.
  Kennedy Associates
  Kerr-McGee Corporation
  Kidder Peabody Realty Corp.
  Knickerbocker Realty
  Koeppel & Koeppel
  Krupp Realty
  Kutak, Rock and Campbell, Esqs.

  Ladenburg, Thalman & Co.
  Lans, Feinberg and Cohen, Esqs.
  Lands Division, Department of Justice
  Lazard Realty
  LeBoeuf,
  Lefrak Organization
  Lehman Brothers
  Lennar Partners
  Lepercq Capital Corporation
  Lincoln Savings Bank
  Lion Advisors
  Lomas & Nettleton Investors
  London & Leeds
  Long Term Credit Bank of Japan, Ltd.
  Lutheran Church of America
  Lynton, PLC


  Macluan Capital Corporation
  Macy's
  MacAndrews and Forbes
  Mahony Troast Construction Company
  Manhattan Capital Partners
  Manhattan College
  Manhattan Life Insurance
  Manhattan Real Estate Company
  Manufacturers Hanover Trust Company
  Marine Midland Bank
  Mason Tenders
  Massachusetts Mutual Life Insurance Company
  May Centers, Inc.
  Mayer, Brown, Platt
  McDonald's Corporation
  McGinn, Smith and Company
  McGrath Services Corporation
  MCI Telecommunications
  Mellon Bank
  Mendik Company
  Mercedes-Benz of North America
  Meridian Bank
  Meritor Savings Bank
  Merrill Lynch Hubbard
  Merchants Bank
  Metropolis Group
  Metropolitan Life Insurance Company
  Metropolitan Petroleum Corporation
  Meyers Brothers Parking System Inc.
  Michigan National Corp.
  Milbank, Tweed
  Miller, Montgomery, Sogi and Brady, Esqs.
  Mitsui Fudosan - New York Inc.
  Mitsui Leasing, USA
  Mitsubishi Bank
  Mitsubishi Trust & Banking Corporation
  Mobil Oil Corporation
  Moody's Investors Service
  Morgan Guaranty
  Morgan Hotel Group
  Morse Shoe, Inc.
  Moses & Singer
  Mudge Rose Guthrie Alexander & Ferdon, Esqs.
  Mutual Benefit Life
  Mutual Insurance Company of New York

  National Can Company
  National CSS
  National Westminster Bank, Ltd.
  Nelson Freightways
  Nestle's Inc.
  New York Bus Company
  New York City Division of Real Property
  New York City Economic Development Corporation
  New York City Housing Development Authority
  New York City School Construction Authority
  New York Life Insurance Company
  New York State Common Fund
  New York State Employee Retirement System
  New York State Parks Department
  New York State Urban Development Corporation
  New York Telephone Company
  New York Urban Servicing Company
  New York Waterfront
  Niagara Asset Corporation
  Norcross, Inc.
  North Carolina Department of Insurance
  NYNEX Properties Company

  Olympia and York, Inc.
  Orient Overseas Associates
  Orix USA Corporation
  Otis Elevator Company
  Owens-Illinois Corporation

  PaineWebber, Inc.
  Pan American World Airways, Inc.
  Paul, Weiss, Rifkind
  Park Tower Associates
  Parke-Davis and Company
  Paul Weiss Rifkind, Esqs.
  Penn Central Corporation
  Penn Mutual Life Insurance Company
  Pennsylvania Retirement Fund
  Penthouse International
  Pepsi-Cola Company
  Peter Sharp & Company
  Petro Stopping Center
  Pfizer International, Inc.
  Philip Morris Companies, Inc.
  Philips International
  Phoenix Home Life
  Pittston Company
  Polyclinic Medical School and Hospital
  Port Authority of New York and New Jersey
  Procida Organization
  Proskauer Rose Goetz and Mandelsohn, Esqs.
  Provident Bank
  Prudential Securities
  Pyramid Company

  Rabobank Nederland
  Ratner Group
  RCA Corporation
  Real Estate Recovery
  Realty Income Corporation
  Republic Venezuela Comptrollers Office
  Revlon, Inc.
  Rice University
  Richard Ellis
  Richards & O'Neil
  Ritz Towers Hotel Corporation
  River Bank America
  Robert Bosch Corporation
  Rockefeller Center, Inc.
  Roman Catholic Diocese of Brooklyn
  Roosevelt Hospital
  Rosenman & Colin
  RREEF
  Rudin Management Co., Inc.

  Saint Vincent's Medical Center of New York
  Salomon Brothers Inc.
  Salvation Army
  Sanwa Bank
  SaraKreek USA
  Saxon Paper Corporation
  Schroder Real Estate Associates
  Schulman Realty Group
  Schulte, Roth & Zabel
  BDO Seidman
  Seaman Furniture Company, Inc.
  Security Pacific Bank
  Semperit of America
  Sentinel Realty Advisors
  Service America Corp.
  Shea & Gould, Esqs.
  Shearman and Sterling, Esqs.
  Shearson Lehman American Express
  Shidler Group
  Sidley & Austin
  Silver Screen Management, Inc.
  Silverstein Properties, Inc.
  Simpson, Thacher and Bartlett, Esqs.
  Skadden, Arps, Slate, Meagher & Flom
  Smith Barney
  Smith Corona Corporation
  Sol Goldman
  Solomon Equities
  Sonnenblick-Goldman
  Southtrust Bank of Alabama
  Spitzer & Feldman, PC
  Stahl Real Estate
  Standard & Poors
  State Teachers Retirement System of New York
  State Teachers Retirement System of Ohio
  Stauffer Chemical Corporation
  Stephens College
  Sterling Drug, Inc.
  Stroheim and Roman, Inc.
  Stroock and Stroock and Lavan, Esqs.
  Sullivan and Cromwell, Esqs.
  Sumitomo Life Realty
  Sumitomo Mutual Life Insurance Company
  Sumitomo Trust Bank
  Sun Oil Company
  Sutherland, Asbill & Brennan
  Swiss Bank Corporation

  Tenzer Greenblat, Esqs.
  Textron Financial
  The Shopco Group
  Tobishima Associates
  Tokyo Trust & Banking Corporation
  Transworld Equities
  Travelers Realty, Inc.
  Triangle Industries
  TriNet Corporation

UBS Securities Inc.
  UMB Bank & Trust Company
  Union Bank of Switzerland
  Union Carbide Corporation
  Union Chelsea National Bank
  United Bank of Kuwait
  United Fire Fighters of New York
  United Parcel Service
  United Refrigerated
  United States District Court, Southern District of New York
  United States Life Insurance
  United States Postal Service
  United States Trust Company
  Upward Fund, Inc.
  US Cable Corp.

  Vanity Fair Corporation
  Verex Assurance, Inc.
  Victor Palmieri and Company, Inc.
  Village Bank
  Vornado Realty Trust


  W.P. Carey & Company, Inc.
  Wachtell, Lipton, Rosen & Katz, Esqs.
  Weil, Gotshal & Manges
  Weiss, Peck & Greer
  Wells Fargo & Co.
  Westpac Banking Corporation
  Western Electric Company
  Western Union International
  Westinghouse Electric Corporation
  White & Case
  Wilkie Farr and Gallagher, Esqs.
  William Kaufman Organization
  Windels, Marx, Davies & Ives
  Winthrop Simston Putnam & Roberts
  Wurlitzer Company

  Yarmouth Group


Permanent Kiosks

Recent Lease Transactions


                                                   Size        Annual  Unit
Property/Location    Total GLA   Tenant            (SF)  Term  Rent    Rate
Raleigh Springs Mall
Memphis, TN          921,400SF  Golden Chain Gang 120   2yrs  $30,000  $250.00

Coventry Mall
N. Coventry, PA      638,000SF  Gemstone          192   1yr   $18,000  $93.75
                                 R&R Crossing      200   2yrs  Yr1/$21K $105.00
                                                               Yr2/$22K $110.00

The Pines Mall
Pine Bluff, AR       630,000SF  Treasures         225   2yrs  $19,800  $77.60
                                 M-Ports           183   2yrs  $14,400  $78.69

Charleston Town Center
Charleston, W. VA
                     900,500SF  Ballcards Plus    148   2yrs  $22,000  $148.65
                                 Chocolate Sunday  169   3yrs  $25,000  $147.93
                                 Coopers Watch Wks 169   5yrs  $27,000  $159.76
                                 Piercing Pagoda   212   2yrs  $28,000  $132.08
                                 Silver&Gold Cnctn 212   2yrs  $30,000  $141.51


Laurel Centre
Laurel, MD661,500 SF            Earring Tree      180   5yrs Yr3/$27K   $138.89
                                                              Yr4-5/$30K $152.78
                                 Things Remembered 497   7yrs Yr1-3/$28K $166.67
                                                              Yr4-7/$30K $56.34
                                 Pine Factory      594   6yrs $42,000    $60.36
                                 Royal Jewelry     396   5yrs $37,000    70.71
                                 Golden Valley     150   2yrs $25,000    $93.43
                                                    Yrs 1-2 @ $25,000

Walden Galleria
Buffalo, NY
                   1,600,000SF  Piercing Pagoda   158   3yrs Yr1/$33.6K $213.08
                                                              Yr2/$34.6K $219.41
                                                              Yr3/$35.6K $225.93
                                 Added Touch       158   5yrs Yr1/$48.3K $305.70
                                                                2/$50.7K $320.98
                                                                3/$53.2K $337.03
                                                                4/$55.9K $353.88
                                                                5/$58.7K $371.58
                                 Coopers           158   5yrs Yr1/$32.5K $205.70
                                                                2/$32.6K $206.75
                                                                3/$33.6K $213.08
                                                                4/$34.5K $218.35
                                                                5/$5.7K  $ 36.69




Common Area Maintenance Expense Comparables
1993/1994 Budgeted Data

                              Mall                 Unit
Property                      GLA(SF) CAM Budget   Rate(SF) * Comments
Pavilions at Buckland Hills
Manchester, Connecticut       328,423 $2,210,400   $ 6.73   Suburban Hartford
                                                            location - 1994
                                                            Budget.

Fashion Show Mall
Las Vegas, Nevada             286,936 $2,622,000   $ 9.14   Downtown mall with
                                                            subterranean garage.
                                                            Department stores
                                                            contribute over
                                                            $700,000 so net cost
                                                            is approximately
                                                            $6.67 per square
                                                            foot.

Arden Fair Mall
Sacramento, California        435,448 $2,936,000   $ 6.74   Homart Mall - 1993
                                                            Budget.


Salmon Run Mall
Watertown, New York           208,932 $1,075,000   $ 5.14   Western New York
                                                            location - 1993
                                                            Forecast.


Meriden Square Mall
Meriden, Connecticut          292,000 $2,551,500   $ 8.71   1994 Budget for
                                                            three anchor mall.

Laurel Centre
Laurel, Maryland              244,694 $1,690,000   $ 6.90   Suburban Washington
                                                            D.C. two-level mall.
                                                            Property has parking
                                                            garage.


The Mall at Assembly Square
Somerville, Massachusetts     157,711 $1,350,000   $ 8.00   Department stores
                                                            contribute $86,000
                                                            so net cost to mall
                                                            shops is $8.00 per
                                                            square foot.


Freehold Raceway Mall
Freehold, New Jersey          525,741 $3,410,000   $ 6.48   1994 Budget data for
                                                            1.1 million square
                                                            foot super-regional
                                                            mall in Central New
                                                            Jersey.


Crabtree Valley Mall
Raleigh, North Carolina       401,875 $2,007,635   $ 5.00   Actual 1993 data
                                                            based on interior
                                                            mall GLA.


Galleria at White Plains
White Plains, New York        327,579 $3,140,000   $ 9.59   Four level urban
                                                            mall with attached
                                                            parking garage.


Manassas Mall
Manassas, Virginia            270,197 $1,450,000   $ 5.37   1994 Budget -
                                                            Suburban Washington
                                                            D.C. Mall.


Queens Center
Queens, New York              160,125 $3,950,000   $24.67   1993 expense for
                                                            urban mall in New
                                                            York City.

Bellevue Center
Nashville, Tennessee          372,900 $2,175,000   $ 5.83   1994 Budget -
                                                            Suburban two level
                                                            Nashville area mall
                                                            with only two
                                                            anchors.


The Mall at Greece Ridge Center
Greece, New York              597,959 $3,200,000   $ 5.35   1994 for combined
                                                            mall with new
                                                            "Connector" space.


Danbury Fair Mall
Danbury, Connecticut          449,900 $3,490,000   $ 6.98   1994 Budget for two
                                                            level super-regional
                                                            mall.  Five anchors
                                                            with in-line shops
                                                            nearly 97% occupied.


* Before administrative fee and department store and other major tenant contributions.