Form 10-Q
period 1995-03-31
SHOPCO LAUREL CENTRE L P
filed 1995-05-12
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                         OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 1-9419


           SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP (Exact name of registrant as specified in its charter)

            Delaware                                13-3392074
(State or other jurisdiction of                (I.R.S. Employer
 Incorporation or organization)                identification No.)

3 World Financial Center, 29th floor, New York, NY		  10285-2900
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


                          Consolidated Balance Sheets

                                                  March 31,       December 31,
Assets                                              1995              1994

Real estate, at cost:
   Land                                        $  5,304,011      $   5,304,011
   Building                                      60,415,789         60,029,923
   Improvements                                   3,492,758          3,181,448

                                                 69,212,558         68,515,382
Less accumulated depreciation
  and amortization                              (12,639,829)       (12,170,608)

                                                 56,572,729         56,344,774
Cash                                             11,038,928         10,431,820
Accounts receivable, net of allowance
  of $216,118 in 1995 and $131,759 in 1994          420,788            528,845
Deferred rent receivable                            351,458            309,478
Deferred charges, net of accumulated
  amortization of $232,050 in 1995 and
  $218,353 in 1994                                  153,297            142,322
Prepaid expenses                                    276,155            530,446

      Total Assets                            $  68,813,355      $  68,287,685


Liabilities, Minority Interest
and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses       $     118,353      $     179,794
  Zero coupon first mortgage note payable        49,666,803         48,456,864
  Second mortgage note payable                    2,000,000          2,000,000
  Second mortgage note accrued interest payable      19,167             19,167
  Due to affiliates                                   8,841              9,891
  Security deposits payable                          14,633             14,633
  Deferred income                                   746,718            766,727
  Distributions payable                             588,384            588,384

      Total Liabilities                          53,162,899         52,035,460

Minority interest                                  (538,089)          (526,787)

Partners' Capital:
  General Partner                                   938,539            944,444
  Limited Partners
  (4,660,000 limited partnership units
   authorized, issued and outstanding)           15,250,006         15,834,568

       Total Partners' Capital                   16,188,545         16,779,012

       Total Liabilities, Minority Interest
        and Partners' Capital                 $  68,813,355      $  68,287,685


See accompanying notes to the consolidated financial statements


                  Consolidated Statement of Partners' Capital
                   For the three months ended March 31, 1995

                                           Limited      General
                                          Partners      Partner       Total

Balance at December 31, 1994           $  15,834,568  $  944,444  $ 16,779,012
Net loss                                      (2,062)        (21)       (2,083)
Distributions                               (582,500)     (5,884)     (588,384)

Balance at March 31, 1995              $  15,250,006  $  938,539  $ 16,188,545

See accompanying notes to the consolidated financial statements



                     Consolidated Statements of Operations
               For the three months ended March 31, 1995 and 1994

Income                                                  1995            1994

Rental income                                    $  1,412,359    $  1,334,076
Escalation income                                   1,359,474       1,311,648
Miscellaneous income                                   54,619          78,206
Interest income                                       133,856          51,980

     Total Income                                   2,960,308       2,775,910

Expenses

Interest expense                                    1,267,439       1,152,863
Property operating expenses                           915,824         869,105
Depreciation and amortization                         482,918         466,614
Real estate taxes                                     255,984         261,344
General and administrative                             39,521          40,021

      Total Expenses                                2,961,686       2,789,947

Loss before minority interest                          (1,378)        (14,037)
Minority interest                                        (705)           (498)

       Net Loss                                  $     (2,083)   $    (14,535)

Net Loss Allocated:

To the General Partner                           $        (21)   $       (145)
To the Limited Partners                                (2,062)        (14,390)

                                                 $     (2,083)   $    (14,535)

Per limited partnership unit
   (4,660,000 outstanding)                       $       (.00)   $       (.01)

See accompanying notes to the consolidated financial statements



                     Consolidated Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                    1995            1994

Net loss                                            $   (2,083)     $  (14,535)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Minority interest                                        705             498
  Depreciation and amortization                        482,918         466,614
  Increase in interest on zero coupon
   first mortgage note payable                       1,209,939       1,095,363
  Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
       Accounts receivable                             108,057           3,592
       Deferred rent receivable                        (41,980)        (63,823)
       Deferred charges                                (24,672)        (15,922)
       Prepaid expenses                                254,291         259,430
       Accounts payable and accrued expenses           (61,441)        (88,556)
       Due to affiliates                                (1,050)         (1,600)
       Deferred income                                 (20,009)        (41,179)

Net cash provided by operating activities            1,904,675       1,599,882

Cash Flows from Investing Activities:

  Additions to real estate                            (697,176)        (54,439)

Net cash used for investing activities                (697,176)        (54,439)

Cash Flows from Financing Activities:

  Cash distributions to partners                      (588,384)       (588,384)
  Cash distributions - Minority interest               (12,007)        (12,008)

Net cash used for financing activities                (600,391)       (600,392)

Net increase in cash                                   607,108         945,051
Cash at beginning of period                         10,431,820       7,685,010

Cash at end of period                            $  11,038,928   $   8,630,061

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest       $      57,500   $      57,500

See accompanying notes to the consolidated financial statements



                 Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash totalling $11,038,928 which represents a $607,108 increase from the December 31, 1994 balance of $10,431,820. The increase is primarily the result of net cash provided by operating activities exceeding cash distributions and expenditures for property improvements. On or about May 15, 1995, the Partnership will pay a first quarter cash distribution of $.125 per unit. Based upon the General Partner's current assessment of the Partnership s needs in the near term, the General Partner expects to continue to build cash reserves. The level of future cash distributions will be reviewed by the General Partner on a quarterly basis.

Currently, the Partnership is renovating the HVAC system at Laurel Centre. The total estimated costs of the renovation are estimated to be approximately $1.3 million and is expected to be completed during the second quarter of 1995. As of March 31, 1995, the Partnership paid approximately $360,000 from cash reserves towards the renovation.

Due to the current limited availability of financing for real estate projects, and the substantially more stringent underwriting criteria being applied when financing is available, a primary focus of the Partnership will be its efforts to address its current and future capital requirements. The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. During 1993, Kemper sold its participating interest in the loans to CBA Associates, Inc., which placed the loans into a pool of mortgages to be held by a real estate mortgage investment conduit. Although the terms of these loans have not changed, this sale may affect the Partnership's ability to refinance or restructure the loans with CBA Associates, Inc. at maturity in the event that refinancing is not available elsewhere and the Mall is not sold and the mortgage loans repaid. The ability of the Partnership to obtain refinancing of its current mortgages in whole or in part, or, as an alternative, to find a purchaser for the Mall, may also be affected by general economic conditions, and factors such as: (i) increased competition in the area; (ii) the status of the anchor tenants; and (iii) the need for capital improvements.

At March 31, 1995, the accounts receivable balance, net of allowance for doubtful accounts, was $420,788 as compared to $528,845 at December 31, 1994. The decrease is primarily due to the timing of payments received from tenants for percentage rent and common area maintenance. The decrease also reflects an increase in the allowance for doubtful accounts to reserve for several tenants who vacated their space.

Deferred rent receivable increased from $309,478 at December 31, 1994 to $351,458 at March 31, 1995 as a result of accruing rents on a straight-line basis over the lease terms, and the addition of four new tenants during the fourth quarter of 1994.

Prepaid expenses decreased $254,291 from $530,446 at December 31, 1994 to $276,155 at March 31, 1995 due to the recognition of a portion of prepaid real estate taxes as current expense for the quarter ended March 31, 1995.

At March 31, 1995, accounts payable and accrued expenses totalled $118,353 as compared to $179,794 at December 31, 1994. The decrease is primarily due to a decrease in association dues, audit and legal expenses accrued at March 31, 1995.

The zero coupon first mortgage note payable increased $1,209,939 from December 31, 1994 to $49,666,803 at March 31, 1995, due to the accrual of interest on the zero coupon note.

Results of Operations

Net cash flow from operating activities totalled $1,904,675 for the three months ended March 31, 1995 compared to $1,599,882 for the three months ended March 31, 1994. The increase is primarily due to a decrease in accounts receivable.

For the three months ended March 31, 1995, the Partnership reported a net loss of $2,083 compared to a net loss of $14,535 for the three months ended March 31, 1994. The lower net loss in 1995 is primarily the result of an increase in rental income, partially offset by increases in interest and property operating expenses.

Rental income totalled $1,412,359 for the three months ended March 31, 1995 as compared to $1,334,076 for the three months ended March 31, 1994. The increase is primarily attributable to higher lease rates for new tenants and an increase in temporary tenant income. Escalation income for the three months ended March 31, 1995 totalled $1,359,474, as compared with $1,311,648 for the same period in 1994. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. The increase in escalation income is primarily due to an increase in reimbursable property operating costs.

Total expenses for the three months ended March 31, 1995 were $2,961,686 as compared to $2,789,947 for the corresponding period in 1994. The increase is primarily due to higher interest and property operating expenses. Interest expense for the three months ended March 31, 1995 was $1,267,439, as compared to $1,152,863 for the three months ended March 31, 1994. The increase is attributable to the compounding of interest on the zero coupon loan. Property operating expenses increased to $915,824 for the three months ended March 31, 1995 as compared to $869,105 for the three months ended March 31, 1994 primarily due to increases in bad debt expense, insurance and association dues.

Mall tenant sales (exclusive of anchor tenants) for the two months ended February 28, 1995 and 1994 were $7,146,000 and $6,797,000, respectively.
Mature tenant sales for the two months ended February 28, 1995 and 1994 were $6,398,000 and $6,604,000, respectively. A mature tenant is defined as a tenant that has been open for business and operating out of the same store for twelve months or more. At March 31, 1995 and 1994, the Mall was 90.2% and 93.3% occupied, respectively, exclusive of anchor tenants.


PART II   Other Information


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

		(a)	Exhibits - None.

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SHOPCO LAUREL CENTRE, L.P.

				BY:	LAUREL CENTRE INC.
					General Partner



Date: May 12, 1995
					BY:	/s/ Paul L. Abbott
					Name:	Paul L. Abbott
					Title:	Director, President, and
						Chief Executive Officer



Date: May 12, 1995
					BY:	/s/ Robert J. Hellman
					Name:	Robert J. Hellman
					Title:	Director, Vice President and
						Chief Financial Officer