Form 10-Q
period 1995-06-30
SHOPCO LAUREL CENTRE L P
filed 1995-08-11
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 1-9419


            SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



           Delaware                                       13-3392074
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                      identification No.)

3 World Financial Center, 29th floor, New York, NY
Attention: Andre Anderson                                   10285-2900
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



                          Consolidated Balance Sheets

                                                   June 30,       December 31,
                                                      1995               1994
Assets

Real estate, at cost:
    Land                                     $   5,304,011      $   5,304,011
    Building                                    61,060,584         60,029,923
    Improvements                                 3,608,632          3,181,448
                                                ----------         ----------
                                                69,973,227         68,515,382
Less accumulated depreciation
 and amortization                              (13,120,089)       (12,170,608)
                                                ----------         ----------
                                                56,853,138         56,344,774

Cash                                            11,511,790         10,431,820
Accounts receivable, net of allowance
 of $271,430 in 1995 and $131,759 in 1994          440,523            528,845
Deferred rent receivable                           387,745            309,478
Deferred charges, net of accumulated
 amortization of $245,923 in 1995 and
 $218,353 in 1994                                  144,336            142,322
Prepaid expenses                                    30,575            530,446
                                                ----------         ----------
     Total Assets                            $  69,368,107      $  68,287,685
                                                ==========         ==========

Liabilities, Minority Interest
 and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses     $     148,363      $     179,794
   Zero coupon first mortgage note payable      50,924,690         48,456,864
   Second mortgage note payable                  2,000,000          2,000,000
   Second mortgage note accrued
     interest payable                               19,167             19,167
   Due to affiliates                                10,769              9,891
   Security deposits payable                        14,633             14,633
   Deferred income                                 702,886            766,727
   Distributions payable                           588,384            588,384
                                                ----------         ----------
     Total Liabilities                          54,408,892         52,035,460

Minority interest                                 (550,629)          (526,787)

Partners' Capital:
   General Partner                                 931,752            944,444
   Limited Partners (4,660,000 limited
   partnership units authorized, issued
   and outstanding)                             14,578,092         15,834,568
                                                ----------         ----------
     Total Partners' Capital                    15,509,844         16,779,012
                                                ----------         ----------
     Total Liabilities, Minority Interest
       and Partners' Capital                 $  69,368,107      $  68,287,685
                                                ==========         ==========


                  Consolidated Statement of Partners' Capital
                     For the six months ended June 30, 1995

                                          Limited       General
                                          Partners      Partner         Total

Balance at December 31, 1994          $ 15,834,568  $   944,444  $ 16,779,012
Net loss                                   (91,476)        (924)      (92,400)
Distributions                           (1,165,000)     (11,768)   (1,176,768)
                                        ----------      -------    ----------
Balance at June 30, 1995              $ 14,578,092  $   931,752  $ 15,509,844
                                        ==========      =======    ==========


                     Consolidated Statements of Operations

                              Three months ended          Six months ended
                                    June 30,                   June 30,
                              1995          1994          1995         1994
Income

Rental income             $ 1,431,158   $ 1,308,585   $ 2,843,517   $ 2,642,661
Escalation income           1,277,327     1,197,970     2,636,801     2,509,618
Miscellaneous income          120,265        54,261       174,884       132,467
Interest income               144,467        49,617       278,323       101,597
                            ---------     ---------     ---------     ---------
     Total Income           2,973,217     2,610,433     5,933,525     5,386,343
                            ---------     ---------     ---------     ---------
Expenses

Interest expense            1,315,387     1,196,270     2,582,826     2,349,133
Property operating
 expenses                     931,237       968,288     1,847,061     1,837,393
Depreciation and
 amortization                 494,133       465,821       977,051       932,435
Real estate taxes             255,983       261,344       511,967       522,688
General and administrative     67,325        56,006       106,846        96,027
                            ---------     ---------     ---------     ---------
     Total Expenses         3,064,065     2,947,729     6,025,751     5,737,676
                            ---------     ---------     ---------     ---------
Loss before minority
 interest                     (90,848)     (337,296)      (92,226)     (351,333)
Minority interest                 531         3,068          (174)        2,570
                            ---------     ---------     ---------     ---------
     Net Loss             $   (90,317)  $  (334,228)  $   (92,400)  $  (348,763)
                            =========     =========     =========     =========
Net Loss Allocated:

To the General Partner    $      (903)  $    (3,342)  $      (924)  $    (3,488)
To the Limited Partners       (89,414)     (330,886)      (91,476)     (345,275)
                            ---------     ---------     ---------     ---------
                          $   (90,317)  $  (334,228)  $   (92,400)  $  (348,763)
                            =========     =========     =========     =========
Per limited partnership
 unit (4,660,000 outstanding)   $(.02)        $(.07)        $(.02)        $(.07)



                     Consolidated Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

                                                          1995           1994
Cash Flows from Operating Activities:

Net loss                                             $   (92,400)  $   (348,763)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Minority interest                                         174         (2,570)
   Depreciation and amortization                         977,051        932,435
   Increase in interest on zero coupon first
     mortgage note payable                             2,467,826      2,234,133
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
        Accounts receivable                               88,322        147,454
        Deferred rent receivable                         (78,267)       (94,241)
        Deferred charges                                 (29,584)       (17,082)
        Prepaid expenses                                 499,871        527,922
        Accounts payable and accrued expenses            (31,431)      (158,483)
        Due to affiliates                                    878         (2,700)
        Deferred income                                  (63,841)       (67,650)
                                                       ---------      ---------
Net cash provided by operating activities              3,738,599      3,150,455
                                                       ---------      ---------
Cash Flows from Investing Activities:

   Additions to real estate                           (1,457,845)       (51,343)
                                                       ---------      ---------
Net cash used for investing activities                (1,457,845)       (51,343)
                                                       ---------      ---------
Cash Flows from Financing Activities:

   Cash distributions to partners                     (1,176,768)    (1,176,768)
   Cash distributions - Minority interest                (24,016)       (24,016)
                                                       ---------      ---------
Net cash used for financing activities                (1,200,784)    (1,200,784)
                                                       ---------      ---------
Net increase in cash                                   1,079,970      1,898,328
Cash at beginning of period                           10,431,820      7,685,010
                                                      ----------      ---------
Cash at end of period                                $11,511,790   $  9,583,338
                                                      ==========      =========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest           $   115,000   $    115,000
                                                      ==========      =========


                 Notes to the Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- -------------------------------
At June 30, 1995, the Partnership had cash totalling $11,511,790, up $1,079,970 from December 31, 1994. The increase is primarily the result of net cash provided by operating activities exceeding cash distributions and expenditures for property improvements. On or about August 15, 1995, the Partnership will pay a second quarter cash distribution of $.125 per unit. Based upon the General Partner's current assessment of the Partnership s needs in the near term, the General Partner expects to continue to build cash reserves. The level of future cash distributions will be reviewed by the General Partner on a quarterly basis.

Currently, the Partnership is renovating the HVAC system at Laurel Centre. The total costs of the renovation are estimated to be approximately $1.3 million and work is expected to be completed during the third quarter of 1995. As of June 30, 1995, the Partnership has paid $1,030,661 from cash reserves towards the renovation.

A primary focus of the Partnership will be its efforts to address its current and future capital requirements. The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. During 1993, Kemper sold its participating interest in the loans to CBA Associates, Inc., which placed the loans into a pool of mortgages to be held by a real estate mortgage investment conduit. Although the terms of these loans have not changed, this sale may affect the Partnership's ability to refinance or restructure the loans with CBA Associates, Inc. at maturity in the event that refinancing is not available elsewhere and the Mall is not sold and the mortgage loans repaid. The ability of the Partnership to obtain refinancing of its current mortgages in whole or in part, or, as an alternative, to find a purchaser for the Mall, may also be affected by general economic conditions, and factors such as: (i) increased competition in the area; (ii) the status of the anchor tenants' operating covenants; and (iii) the need for capital improvements.

At June 30, 1995, the accounts receivable balance, net of allowance for doubtful accounts, was $440,523 as compared to $528,845 at December 31, 1994. The decrease reflects an increase in the allowance for doubtful accounts to reserve for several tenants who vacated their space. The decrease is also due to the timing of payments received from tenants for percentage rent.

Deferred rent receivable increased from $309,478 at December 31, 1994 to $387,745 at June 30, 1995 as a result of accruing rents on a straight-line basis over the lease terms, and the addition of new tenants over the past year.

Prepaid expenses decreased from $530,446 at December 31, 1994 to $30,575 at June 30, 1995 due to the recognition of real estate taxes for the first two quarters of 1995.

The zero coupon first mortgage note payable increased $2,467,826 from December 31, 1994 to $50,924,690 at June 30, 1995, due to the accrual of interest on the zero coupon note.

Results of Operations
- ---------------------
Net cash flow from operating activities totalled $3,738,599 for the six months ended June 30, 1995 compared to $3,150,455 for the six months ended June 30, 1994. The increase is primarily due to a lower net loss in the 1995 period, discussed below.

For the three and six months ended June 30, 1995, the Partnership reported net losses of $90,317 and $92,400, respectively, compared to net losses of $334,228 and $348,763 for the respective periods in 1994. The lower net losses in 1995 are primarily the result of increases in all income categories, offset partly by increased interest expense.

Rental income totalled $1,431,158 and $2,843,517 for the three and six months ended June 30, 1995, respectively, compared with $1,308,585 and $2,642,661 for the respective periods in 1994. The increases are primarily attributable to higher lease rates for new tenants and an increase in temporary tenant income. Escalation income for the three and six months ended June 30, 1995 totalled $1,277,327 and $2,636,801, respectively, compared with $1,197,970 and
$2,509,618 for the comparable periods in 1994. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. The increase in escalation income is primarily due to an increase in reimbursable property operating costs. Miscellaneous income increased for both the three and six months ended June 30, 1995, reflecting higher promotional expense billed back to tenants. Interest income also increased for both the three and six-month periods, due to the Partnership's increased cash balance and higher interest rates in the 1995 periods.

Total expenses for the three and six months ended June 30, 1995 were $3,064,065 and $6,025,751, respectively, compared with $2,947,729 and $5,737,676 for the corresponding periods in 1994. The increases are primarily due to higher interest expense, which increased for both the three- and six-month periods, due to the compounding of interest on the Partnership's zero coupon loan.
Other major expense categories remained in line with prior year levels.

Mall tenant sales (exclusive of anchor tenants) for the five months ended May 31, 1995 and 1994 were $19,822,000 and $21,390,000, respectively. Mature tenant sales for the five months ended May 31, 1995 and 1994 were $16,764,000 and $17,963,000, respectively. A mature tenant is defined as a tenant that has operated at the Mall for each of the last two years. The declines in tenant sales reflect lower occupancy at the property as well as continued weakness in apparel sales and strong competition from nearby discount stores.

At June 30, 1995 and 1994, the Mall was 90.1% and 95.2% occupied, respectively, exclusive of anchor tenants.


                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None.

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          SHOPCO LAUREL CENTRE, L.P.

                          BY:     LAUREL CENTRE INC.
                                  General Partner



Date: August 11, 1995     BY:     /s/ Paul L. Abbott
                                  ------------------
                                  Name:   Paul L. Abbott
                                  Title:  Director, President, and
                                          Chief Executive Officer


Date: August 11, 1995     BY:     /s/ Robert J. Hellman
                                  ---------------------
                                  Name:   Robert J. Hellman
                                  Title:  Director, Vice President and
                                          Chief Financial Officer