Form 10-Q
period 1995-09-30
SHOPCO LAUREL CENTRE L P
filed 1995-11-14
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995


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



                          Consolidated Balance Sheets


                                                  September 30,   December 31,
Assets                                                    1995           1994

Real estate, at cost:
   Land                                          $   5,304,011  $   5,304,011
   Building                                         61,060,584     60,029,923
   Improvements                                      3,659,865      3,181,448

                                                    70,024,460     68,515,382
Less accumulated depreciation and amortization     (13,604,596)   (12,170,608)

                                                    56,419,864     56,344,774

Cash                                                11,875,279     10,431,820
Accounts receivable, net of allowance
  of $329,199 in 1995 and $131,759 in 1994             443,983        528,845
Deferred rent receivable                               423,362        309,478
Deferred charges, net of accumulated amortization
  of $259,158 in 1995 and $218,353 in 1994             139,138        142,322
Prepaid expenses                                       795,941        530,446

        Total Assets                             $  70,097,567  $  68,287,685


Liabilities, Minority Interest
and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses         $     188,220  $     179,794
   Zero coupon first mortgage note payable          52,203,285     48,456,864
   Second mortgage note payable                      2,000,000      2,000,000
   Second mortgage note accrued interest payable        19,167         19,167
   Due to affiliates                                    10,625          9,891
   Security deposits payable                            14,633         14,633
   Deferred income                                     819,129        766,727
   Distributions payable                               588,384        588,384

        Total Liabilities                           55,843,443     52,035,460

Minority interest                                     (552,045)      (526,787)

Partners' Capital:
   General Partner                                     924,715        944,444
   Limited Partners (4,660,000 limited
    partnership units authorized, issued
    and outstanding)                                13,881,454     15,834,568

        Total Partners' Capital                     14,806,169     16,779,012

        Total Liabilities, Minority Interest and
         Partners' Capital                       $  70,097,567  $  68,287,685



                  Consolidated Statement of Partners' Capital
                  For the nine months ended September 30, 1995

                                        Limited         General
                                        Partners        Partner         Total

Balance at December 31, 1994       $   15,834,568     $  944,444  $  16,779,012
Net loss                                 (205,614)        (2,077)      (207,691)
Distributions                          (1,747,500)       (17,652)    (1,765,152)

Balance at September 30, 1995      $   13,881,454     $  924,715  $  14,806,169



                     Consolidated Statements of Operations

                                   Three months ended         Nine months ended
                                      September 30,              September 30,
Income                              1995         1994         1995         1994

Rental income               $  1,515,640  $ 1,353,885  $ 4,359,157  $ 3,996,546
Escalation income              1,252,270    1,307,454    3,889,071    3,817,072
Miscellaneous income             131,919       99,101      306,803      231,568
Interest income                  145,916       79,261      424,239      180,858

    Total Income               3,045,745    2,839,701    8,979,270    8,226,044

Expenses

Interest expense               1,336,095    1,217,970    3,918,921    3,567,103
Property operating expenses    1,022,097    1,061,893    2,869,158    2,899,286
Depreciation and amortization    497,742      468,379    1,474,793    1,400,814
Real estate taxes                255,665      255,984      767,632      778,672
General and administrative        50,855       39,929      157,701      135,956

    Total Expenses             3,162,454    3,044,155    9,188,205    8,781,831

Loss before minority interest   (116,709)    (204,454)    (208,935)    (555,787)
Minority interest                  1,418        1,649        1,244        4,219

   Net Loss                 $   (115,291)  $ (202,805)  $ (207,691)  $ (551,568)

Net Loss Allocated:

To the General Partner      $     (1,153)  $   (2,028)  $   (2,077)  $   (5,516)
To the Limited Partners         (114,138)    (200,777)    (205,614)    (546,052)

                            $   (115,291)  $ (202,805)  $ (207,691)  $ (551,568)
Per limited partnership
unit(4,660,000 outstanding) $       (.02)  $     (.05)  $     (.04)  $     (.12)




                     Consolidated Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                       1995          1994

Net loss                                           $    (207,691)  $  (551,568)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Minority interest                                      (1,244)       (4,219)
   Depreciation and amortization                       1,474,793     1,400,814
   Increase in interest on zero coupon first
    mortgage note payable                              3,746,421     3,391,650
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Accounts receivable                               84,862        49,768
        Deferred rent receivable                        (113,884)     (126,426)
        Deferred charges                                 (37,621)      (44,338)
        Prepaid expenses                                (265,495)     (240,915)
        Accounts payable and accrued expenses              8,426      (143,406)
        Due to affiliates                                    734        (2,128)
        Deferred income                                   52,402        34,381

Net cash provided by operating activities              4,741,703     3,763,613

Cash Flows from Investing Activities:

   Additions to real estate                           (1,509,078)     (205,289)

Net cash used for investing activities                (1,509,078)     (205,289)

Cash Flows from Financing Activities:

   Cash distributions to partners                     (1,765,152)   (1,765,152)
   Cash distributions - Minority interest                (24,014)      (36,025)

Net cash used for financing activities                (1,789,166)   (1,801,177)

Net increase in cash                                   1,443,459     1,757,147
Cash at beginning of period                           10,431,820     7,685,010

Cash at end of period                              $  11,875,279  $  9,442,157

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest         $     172,500  $    175,453




                 Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1994 and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash totaling $11,875,279, an increase of $1,443,459 from December 31, 1994. The increase is primarily the result of net cash provided by operating activities exceeding cash distributions and expenditures for property improvements. On or about November 15, 1995, the Partnership will pay a third quarter cash distribution of $.125 per unit. Based upon the General Partner s current assessment of the Partnership s capital needs in the near term, the General Partner expects to continue to build cash reserves. The level of future cash distributions will be reviewed by the General Partner on a quarterly basis.

Renovation of the HVAC system at Laurel Centre continued during the third quarter of 1995. The total cost of the renovation is estimated to be approximately $1.3 million and work is expected to be completed during the fourth quarter of 1995. As of September 30, 1995, the Partnership has paid $1,030,661 from cash reserves towards the renovation.

A primary focus of the Partnership will be to address its current and future capital requirements. The Partnership must either sell the Mall, or refinance or extend the mortgage loans by October 1996, each of which option is being considered at present. The Partnership s two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note and the second mortgage note. During 1993, Kemper sold its participating interest in the first note and the second note to CBA Associates, Inc., which placed the loans into a pool of mortgages held by a real estate mortgage investment conduit. Although the terms of these loans have not changed, this sale may affect the Partnership s ability to refinance or restructure the loans with CBA Associates, Inc. or Capital Growth Mortgage Investors L.P. at maturity in the event that refinancing is not available elsewhere and t he Mall is not sold and the mortgage loans repaid. The ability of the Partnership to obtain refinancing of its current mortgages in whole or in part, or, as an alternative, to find a purchaser for the Mall, may also be affected by general economic conditions, and factors such as: (i) increased competition in the area; (ii) the status of the anchor tenants' operating covenants; and (iii) the need for capital improvements. Furthermore, the cost, if necessary, related to positioning the Mall for sale or refinancing the mortgage debt, could impact the level of Partnership cash reserves.

As of the filing date of this report, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code.

                        Tenant                  Square Footage Leased

                        Merry Go 'Round                 3,050
                        Royal Formalwear                2,198
                        Earring Tree                      180
                        Mariane & Mariane Plus         11,033
			Time Out Amusement Center 	1,635
                        J Riggings                      2,700

These tenants currently occupy 20,796 square feet, or approximately 8.5% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership.

At September 30, 1995, the accounts receivable balance, net of allowance for doubtful accounts, was $443,983 as compared to $528,845 at December 31, 1994. The decrease reflects an increase in the allowance for doubtful accounts to reserve for several tenants who vacated their space. The decrease is also due to the timing of payments received from tenants for percentage rent.

Deferred rent receivable increased from $309,478 at December 31, 1994 to $423,362 at September 30, 1995 as a result of accruing rents that are not to be received until later periods due to scheduled rent increases on a straight-line basis over the lease terms as required by generally accepted accounting principals, and the addition of new tenants over the past year.

Prepaid expenses increased from $530,446 at December 31, 1994 to $795,941 at September 30, 1995 due to the payment of real estate taxes for the July 1, 1995 to June 30, 1996 period.

The zero coupon first mortgage note payable increased $3,746,421 from December 31, 1994 to $52,203,285 at September 30, 1995, due to the accrual of interest on the zero coupon note.

Results of Operations

Net cash flow from operating activities totaled $4,741,703 for the nine months ended September 30, 1995 compared to $3,763,613 for the nine months ended September 30, 1994. The increase is primarily due to a lower net loss in the 1995 period and an increase in accounts payable and accrued expenses.

For the three and nine months ended September 30, 1995, the Partnership reported net losses of $115,291 and $207,691, respectively, compared to net losses of $202,805 and $551,568 for the same periods in 1994. The lower net losses in 1995 are primarily the result of increases in all income categories, except escalation income during the three-month period, partially offset by increases in interest expense, depreciation and amortization and general and administrative expense.

Rental income totaled $1,515,640 and $4,359,157 for the three and nine months ended September 30, 1995, respectively, compared with $1,353,885 and $3,996,546 for the respective periods in 1994. The increases are primarily attributable to higher lease rates for new tenants, lease renewals at higher rates and an increase in temporary tenant income. Miscellaneous income increased for both the three and nine months ended September 30, 1995, reflecting increased promotional expense billed back to tenants. Interest income also increased for both the three and nine-month periods, due to the Partnership's increased cash balance and higher interest rates in the 1995 periods.

Total expenses for the three and nine months ended September 30, 1995 were $3,162,454 and $9,188,205, respectively, compared with $3,044,155 and
$8,781,831 for the corresponding periods in 1994. The increases are primarily due to increases in interest expense during both periods due to the compounding of interest on the Partnership's zero coupon loan.

General and administrative expenses for the three and nine months ended September 30, 1995 totaled $50,855 and $157,701, respectively, compared to $39,929 and $135,956 for the same periods in 1994. The increases are primarily attributable to increased quarterly board of director fees, due to the addition of a third independent director, and an adjustment made for audit fees, which were under-accrued at September 30, 1994.

Mall tenant sales (exclusive of anchor tenants) for the eight months ended August 31, 1995 and 1994 were $32,833,000 and $35,083,000, respectively.
Mature tenant sales for the eight months ended August 31, 1995 and 1994 were $27,049,000 and $28,869,000, respectively. A mature tenant is defined as a tenant that has operated at the Mall for each of the last two years. The declines in tenant sales reflect lower occupancy at the property as well as continued weakness in apparel sales and strong competition from nearby discount stores.

At September 30, 1995 and 1994, the Mall was approximately 87% and 91% occupied, respectively, exclusive of anchor tenants.



                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27)  Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SHOPCO LAUREL CENTRE, L.P.

				BY:	LAUREL CENTRE INC.
					General Partner



Date: November 14, 1995
					BY:	/s/ Paul L. Abbott
					Name:	Paul L. Abbott
					Title:	Director, President, and
						Chief Executive Officer



Date: November 14, 1995
					BY:	/s/ Robert J. Hellman
					Name:	Robert J. Hellman
					Title:	Director, Vice President and
						Chief Financial Officer