Form 10-K
period 1995-12-31
SHOPCO LAUREL CENTRE L P
filed 1996-04-01
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ x ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

        For the fiscal year ended December 31, 1995

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (no fee required)

        For the Transition period from          to

Commission file number:  1-9419

                           SHOPCO LAUREL CENTRE, L.P.
                                      and
                         LAUREL CENTRE DEPOSITARY CORP.
              Exact name of Registrant as specified in its charter

Shopco Laurel Centre, L.P.
is a Delaware limited partnership                          13-3392074

Laurel Centre Depositary Corp.
is a Delaware corporation                                  13-3392094
State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center,
29th Floor, New York, NY
Attn: Andre Anderson                                      10285-2900
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

In conjunction with the October 15, 1996 maturity of the two mortgage loans securing the Mall, the Partnership is exploring sales and refinancing alternatives. See Item 7 for a discussion of the upcoming loan maturities and factors impacting a possible sale or refinancing.

(b)  Financial Information About Industry Segments

All of SLC's revenues, operating profit or loss and assets relate solely to its interest as the general partner of the Owner Partnership. All of the Owner Partnership's revenues, operating profit or loss and assets relate solely to its ownership and operation of the Mall.

(c)  Narrative Description of Business

SLC's sole business is acting as the general partner of the Owner Partnership. The Owner Partnership's sole business is the ownership and operation of the Mall. See Item 2 for a description of the Mall and its operations. SLC's principal objectives are to:

  (i) provide quarterly cash distributions to the holders of Units ("Unit Holders"), substantially all of which should not be subject to Federal income tax on a current basis due to Partnership tax deductions for cost recovery on the Mall and accrued but unpaid interest on the Zero Coupon Loan (see Note 5 to the Notes to the Consolidated Financial Statements);

  (ii)  achieve long-term appreciation in the value of the Mall; and

  (iii) preserve and protect SLC and Owner Partnership capital.

There is no guarantee that the Partnership's objectives will be achieved.

The Mall is managed on a day-to-day basis by Shopco Management Corp. (the "Property Manager"), a New York corporation and an affiliate of NAT. The Property Manager is responsible for rent collection, leasing and day-to-day on-site management of the Mall. See Note 8 to the Consolidated Financial Statements for the terms of the management agreement between the Owner Partnership and the Property Manager. The Owner Partnership's business, as owner and operator of the Mall, is seasonal since a portion of its revenue is derived from a percentage of the retail sales of certain tenants at the Mall. Generally such sales are higher in November and December due to the holiday season.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner. See Items 11 and 13 for further information.


Item 2.  Properties
Laurel Centre is located on approximately 35.5 acres of land in Laurel, Maryland. The Owner Partnership's property interest in Laurel Centre comprises approximately 23.22 acres of the site. Laurel is located seven miles north of the Washington, D.C. beltway and forms part of the economic and geographic area known as the Baltimore-Washington corridor.

The Mall, which originally opened in 1979, consists of an enclosed shopping mall containing a total of approximately 100 retail stores and three attached anchor stores J.C. Penney, Inc. ("J.C. Penney"), Montgomery Ward and Hecht's located on approximately 12.28 acres. The retail tenant portion of the Mall is contained on two levels, and parking is provided at Laurel Centre for approximately 3,400 cars.

Laurel Centre contains 661,786 square feet of gross leasable area (including kiosk space) and is operated as an integral unit. The Owner Partnership owns and leases to tenants approximately 382,000 square feet of gross leasable area of Laurel Centre, of which approximately 245,000 square feet is leasable to retail mall space tenants and 136,864 square feet is leased to J.C. Penney. Hecht's owns its store at Laurel Centre, which contains 118,354 square feet of the gross leasable building area, and leases the land under such store pursuant to a ground lease with the Owner Partnership. Montgomery Ward leases approximately 161,204 square feet of gross leasable building area of Laurel Centre, together with the land on which it is located and an adjacent parking area, from an independent third party with which the Owner Partnership is not affiliated or related.

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


                              Square Feet     Square Feet     Total
                              Leasable to     Owned by        Square
Occupants                     Tenants         Anchors         Feet

J.C. Penney                   136,864                -        136,864
Montgomery Ward                     -          161,204(1)     161,204
Hecht's                             -          118,354(2)     118,354
Enclosed Mall Tenants         245,364                -        245,364

                              382,228          279,558        661,786


(1) Building and land are independently owned and are not subject to reversion to Owner Partnership.

(2) Building is independently owned but reverts to Owner Partnership on termination of ground lease.

Anchor Tenants

J.C. Penney leases 20.7% of the gross leasable building area, and is located at the northern end of the Mall. The initial term of the J.C. Penney lease expires on October 31, 2009. Five five-year renewal options are available on the same terms and conditions. The annual minimum rent payable under the J.C. Penney lease is $495,448 and the annual contingent rent payable thereunder is 1 1/2% of net retail sales in excess of $24,772,384. Expense contributions include a charge for common area maintenance, merchant association dues and a portion of real estate taxes. J.C. Penney pays for gas, electricity and water consumed at the leased premises, and for sewer charges based on water consumption. The Owner Partnership, as landlord, is responsible for making structural repairs to the J.C. Penney store, non-structural repairs to the exterior of the J.C. Penney store and to repaint and decorate the exterior of the J.C. Penney Store once every five years. The lease with J.C. Penney contain s an operating covenant pursuant to which J.C. Penney was obligated to operate a department store at the Mall until October 10, 1994, under the name "J.C. Penney", or "Penney", or such other name as is used at a majority of its stores in the Baltimore/Washington area. See "Operating Covenants" below.

Montgomery Ward leases its store, which is 24.4% of the gross leasable building area, the land on which the store is constructed and an adjacent parking area totalling approximately twelve acres, from an independent third party with which the Owner Partnership is neither affiliated nor related. Expense contributions to be made by Montgomery Ward to the Owner Partnership include a charge for common area maintenance and merchant association dues. Montgomery Ward is obligated to pay all real estate taxes and assessments, water charges and sewer rents levied against its site. The lease with Montgomery Ward contains an operating covenant pursuant to which Montgomery Ward was obligated to operate a department store until October 10, 1994, at the Mall under the name of Montgomery Ward or such other name as is used by Montgomery Ward by the majority of its department stores in the eastern part of the United States.
See "Operating Covenants" below.

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

Hecht's leases a parcel of land pursuant to a ground lease on which it has constructed a store containing approximately 118,354 square feet or 17.9% of the gross leasable building area. Ownership of the anchor store currently owned and occupied by Hecht's will revert to the Owner Partnership upon the expiration of the ground lease. The initial term of the ground lease expires on May 6, 2011. Thirteen five-year renewal options are available on the same terms and conditions. The rent payable thereunder is $10.00 per annum.
Expense contributions include a charge for maintenance of common areas and real estate taxes. Hecht's is obligated to obtain all utilities directly from the public utility, except natural gas and water which may be sub-metered. Hecht's is obligated to pay all expenses in connection with the maintenance and repair of its store.

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

Operating Covenants
J.C. Penney's and Montgomery Ward's operating covenants expired on October 10, 1994 and have not been renewed. The operating covenants of Hecht's is
scheduled to expire in May, 1996.   Although all three stores remain liable for
all payments under their respective lease agreements, which do not begin to expire until 2009, the expiration of their operating covenants allows them to sublet the premises, assign their lease or cease operations (but continue to pay rent). To date, none of the three tenants has given any indication that it intends to leave the Mall. While the center's anchor tenant stores continue to register respectable sales performances, the Partnership's ability to retain them at the center may depend upon continued efforts to maintain the aesthetic integrity and economic viability of the Mall to ensure that anchor tenant sales levels do not diminish. Accordingly, the General Partner has pursued, and will continue to pursue, leasing and capital expenditure strategies intended to maintain the long-term viability of the center's anchor tenant mix.

Rent

The following table sets forth SLC revenue for the last five years from base rents and percentage rents, on the basis of Mall tenants and Anchor tenants:

                       1995        1994         1993         1992         1991

Base Rents
Mall Tenants    $ 5,259,484 $ 4,687,584  $ 4,539,564  $ 3,967,502  $ 3,883,832
Anchor Tenants      495,448     495,448      495,448      495,448      495,448

Total Base
   Rents          5,754,932   5,183,032    5,035,012    4,462,950    4,379,280

Percentage Rents
Mall Tenants         80,906     343,061      338,712      370,589      456,757

Total Rental
  Income        $ 5,835,838 $ 5,526,093  $ 5,373,724  $ 4,833,539  $ 4,836,037


Mall Tenants

As of December 31, 1995, the Mall had 100 mall tenants (excluding anchor stores) occupying approximately 216,000 square feet of gross leasable area, and was 88.1% occupied.

As of the filing date of this report, 5 tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code. These tenants currently occupy 20,616 square feet, or approximately 8.0% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership as well as an adverse effect on the Partnership's efforts to sell or refinance the Mall (See Item 7).

Historical Occupancy

The following table shows the historical occupancy percentage at the Mall at December 31 of the indicated years.

                 1995     1994     1993     1992     1991

Including
Anchor Stores    95.6%    97.9%    97.7%    98.1%    99.3%

Excluding
Anchor Stores    88.1%    93.4%    93.6%    95.1%    97.6%

Physical Improvements

During 1995, several interior and exterior improvement projects were completed which were designed to maintain and enhance the appeal of Laurel Centre. The most significant of these projects was the replacement of the Mall's HVAC system, the majority of which was completed during 1995, at a cost of approximately $1.3 million. Total capital improvements completed during 1995 amounted to $1,518,973.

Following an examination by an independent engineer, it was determined that the Mall's roof may require extensive repairs or replacement to address age and weather related deterioration. Currently, the General Partner estimates the cost of such repairs or replacement, which would be funded by cash flow generated by Laurel Centre, the Partnership's cash reserve or a combination of the two, to be approximately $400,000. These and other improvements may be necessary in order to maintain the physical integrity of the Mall and allow the Mall to compete aggressively for renewals of existing tenants and for new tenants. The timing and costs of such repairs are uncertain at this time, however, they are expected to be funded from operating cash flow and Partnership cash reserves.

Competition

The principal methods generally utilized by shopping malls to compete effectively are (i) location in a prime trade area, (ii) leasing to anchor tenants who can attract customers from the Mall's trade area, (iii) creating and maintaining an attractive tenant mix and (iv) maintaining or upgrading the mall's physical condition.

Laurel Centre remains a dominant retail center within its primary trade area of a 10 mile radius from the center, but competes with a number of nearby strip malls and stand-alone discount retailers, many of which are new or newly refurbished. Retail development in the area continues, and the number of retailers in the Laurel area has grown considerably in recent years. The General Partner believes that three large centers are competitive with the Mall.

Laurel Lakes, an open air center located approximately 1/4 mile south of the Mall, occupies approximately 455,000 square feet of space. Laurel Lakes is anchored by Kmart, Best Buy Co., Safeway Stores and Kids "R" Us, and contains approximately 58 smaller mall stores.

Laurel Shopping Center is an open-air shopping center immediately adjacent to Laurel Centre. Please see Item 2 , paragraph 3 for a discussion of Laurel Shopping Center.

Columbia Mall is located approximately 12 miles northwest of the Mall. It is anchored by, Hecht's, Sears, and Woodward & Lothrop, and includes approximately 200 mall stores. The owners of Columbia Mall are planning a fashion-oriented redevelopment program with the addition of a fourth anchor tenant which has yet to be named.

Two currently proposed developments in the area of the Mall, the New Town Center in Bowie and Konterra near Laurel may provide increased competition in the future. Both projects, however, have not proceeded beyond the planning stages and a construction date for either project is uncertain at this time. The New Town Center, approximately 15 miles southeast of Laurel, is a planned mixed use development which includes eleven office buildings with 1.3 to 1.4 million square feet of space, 1,340 residential units, 250 hotel rooms and a five anchor regional mall with The Edward J. DeBartolo Corp. as a joint partner. Four office buildings are completed, three of which are condominium space and the fourth, a 110,000 square foot building, is 96% leased.

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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit Holders at a meeting or otherwise during the three months ended December 31, 1995.


                                    PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

(a) Market Information

The Units are listed on the American Stock Exchange and trade under the symbol "LSC". The high and low sales price of the Units on the American Stock Exchange as reported on the consolidated transaction reporting system, during the periods January 1, 1994 to December 31, 1994 and January 1, 1995 to December 31, 1995 were as follows:

                                High            Low
	1994
        First Quarter      $    4.25       $    3.31
	Second Quarter		3.88		3.06
	Third Quarter		3.31		2.88
	Fourth Quarter		3.38		2.25

	1995
        First Quarter      $    3.13       $    2.38
	Second Quarter		3.00		2.31
	Third Quarter		2.81		2.44
	Fourth Quarter		2.63		1.69


(b) Holders

As of December 31, 1995, there were 3,099 Unit Holders.

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

Pursuant to the Owner Partnership's Amended and Restated Limited Partnership Agreement (the "Owner Partnership Agreement"), Net Cash Flow (as defined) of the Owner Partnership from the operation of the Mall generally will be distributed 98% to SLC and 2% to NAT.

In determining the amount of Net Cash Flow of the Owner Partnership and SLC to be distributed, the General Partner, in its discretion, takes into account the cash requirements of each, including operating expenses, contingencies and such additional funding requirements for the Partnership, the Owner Partnership and the Mall as deemed necessary.

In addition to distributions of Net Cash Flow, upon the occurrence of certain events (e.g., a refinancing or sale of the Mall), "Net Proceeds" generally will be distributed by the Owner Partnership, first, 99.5% to SLC and .5% to NAT until SLC receives an amount equal to its "Preferred Return Arrearage" and "Unrecovered Capital," and then 90% to SLC and 10% to NAT, as such terms are defined in the Owner Partnership Agreement. "Net Proceeds" of SLC generally will be distributed, first, 99.5% to the Unitholders and .5% to the General Partner until each Unitholder receives an amount equal to his "Preferred Return Arrearage" and "Unrecovered Capital," and then 89% to the Unitholders and 11% to the General Partner, as such terms are defined in the SLC Partnership Agreement. For additional details regarding distributions of Net Cash Flow and Net Proceeds from SLC, reference is made to Section 5 of the SLC Partnership Agreement, which is incorporated by reference.

Quarterly Cash Distributions Per Limited Partnership Unit

Distribution amounts are reflected in the period for which they are declared. The record date is the last day of the respective quarter and the actual cash distributions are paid approximately 45 days after the record date.

                                1995(1)         1994(1)

        First Quarter      $    .125       $    .125
        Second Quarter          .125            .125
        Third Quarter           .125            .125
	Fourth Quarter		.125	  	.125

        TOTAL              $    .50        $    .50

        (1) All cash distributions in 1994 and 1995 constitute returns of capital.

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

Any Tax-Exempt Entity acquiring Units after December 17, 1987 (including any acquired pursuant to a reinvestment plan) realizes unrelated business income ("UBI"), with respect to such Units for periods during which the Partnership is a "publicly traded partnership", and such UBI may cause the Tax-Exempt Entity to incur a federal income tax liability. It should be noted that the prospectus pursuant to which the Units were initially offered stated that "An investment in the Units is not suitable for Tax-Exempt Entities, including Individual Retirement Accounts ("IRA's") and Keogh and other retirement plans, because such investment would give rise to unrelated business taxable income".


Item 6.  Selected Financial Data

As of and for the years ended December 31,

                      1995          1994          1993         1992         1991

Total
Income        $ 11,949,820  $ 11,122,199  $ 10,597,213  $ 9,845,067  $ 9,450,299

Net Loss      $    315,269  $    457,345  $    244,452  $   486,291  $   390,460

Net Loss
per Limited
Partnership
Unit *               $ .07         $ .10         $ .05        $ .10        $ .08

Real Estate,
net of
accumulated
depreciation  $ 55,933,856  $ 56,344,774  $ 57,760,189 $ 59,113,389 $ 60,651,179

Notes Payable
and Accrued
Interest      $ 55,544,670  $ 50,476,031  $ 45,887,373 $ 41,733,243 $ 37,972,490

Total
Assets        $ 70,772,712  $ 68,287,685  $ 66,688,829 $ 65,112,312 $ 64,256,412

Cash
Distributions
per
Limited
Partnership
Unit *               $ .50         $ .50         $ .50        $ .50       $ .655

* 4,660,000 Units outstanding

The above selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash and cash equivalents totalling $13,427,085, compared with $10,431,820 at December 31, 1994. The increase is primarily a result of net cash provided by operating activities exceeding cash distributions to limited partners and expenditures for property improvements. The Partnership paid cash distributions of $.50 per unit for 1995, including a fourth quarter cash distribution of $.125 per unit paid on February 9, 1996. The level of future cash distributions will be reviewed by the General Partner on a quarterly basis.

The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. The General Partner is pursuing two possible options to address the upcoming maturities: (i) a sale of the Mall or (ii) an extension or refinancing of the mortgages, in whole or in part. Either option is likely to be hindered by the current limited availability of financing for real estate projects, and the stringent underwriting criteria being applied when financing is available. The ability of the Partnership to find a purchaser for the Mall or to obtain refinancing for its current mortgages may also be affected by general economic conditions, and factors such as: (i) increased competition in the area; (ii) the status of the anchor tenants' operating covenants (see Item 2); and (iii) the need for capital improvements. Furthermore, the cost, if necessary, related t o positioning the Mall for sale or refinancing the mortgage debt, could impact the level of Partnership cash reserves.

During 1993, Kemper sold its 76% participating interest in the first mortgage loan and its entire interest in the second mortgage loan to CBA Associates, Inc., which placed the loans into a pool of mortgages to be held by a real estate mortgage investment conduit (the "Lender"). Although the terms of these loans have not changed, this sale may affect the Partnership's ability to refinance or restructure the loans with the Lender and CBA Associates, Inc. in the event that refinancing is not available elsewhere.

As of December 31, 1995, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Federal Bankruptcy Code.

                 Tenant                    Square Footage Leased
                 Merry Go 'Round                           3,050
                 Royal Formalwear                          2,198
                 Marianne & Marianne Plus                 11,033
                 Time Out Amusement Center                 1,635
                 J Riggings                                2,700

These tenants occupy 20,616 square feet, or approximately 8.0% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Pursuant to the provisions of the U.S. Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by the Mall and revenues received by the Partnership, as well as an adverse effect on the Partnership's efforts to sell or refinance the Mall. Merry Go 'Round closed its store in February 1996.

At December 31, 1995 real estate at cost increased to $70,034,355 from $68,515,382 at December 31, 1994. The increase is primarily attributable to the replacement of the Mall's HVAC system at a cost of approximately $1.3 million, of which $1 million had been paid as of December 31, 1995. Total capital improvements completed during 1995 amounted to $1,518,973. Following an examination by an independent engineer, it was determined that the Mall's roof may require extensive repairs to address age and weather related deterioration. These and other improvements may be necessary in order to preserve the physical integrity of the Mall and to allow the Mall to compete for renewals of existing tenants and for new tenants. The timing and costs of such repairs are uncertain at this time, however, they are expected to be funded from operating cash flow and Partnership cash reserves.

At December 31, 1995, the accounts receivable balance, net of allowance for doubtful accounts, was $242,818 as compared to $528,845 at December 31, 1994. The decrease reflects an increase in the allowance for doubtful accounts and the timing of payments received from tenants for percentage rent and common area maintenance charges.

Deferred rent receivable increased from $309,478 at December 31, 1994 to $482,624 at December 31, 1995. The increase was primarily a result of accruing rents that are not to be received until later periods due to scheduled rent increases on a straight-line basis over the lease terms as required by generally accepted accounting principles, and the addition of new tenants over the past year.

Accounts payable and accrued expenses totalled $285,035 at December 31, 1995 compared to $179,794 at December 31, 1994. The increase is primarily due to an increase in electricity expenses accrued at December 31, 1995.

The zero coupon first mortgage note payable increased $5,068,639 from December 31, 1994 to $53,525,503 at December 31, 1995, due to the accrual of interest on the zero coupon first mortgage note.

The Partnership paid cash distributions to Limited Partners totaling $2,330,000, or $.50 per Unit, for each of the years ended December 31, 1995 and 1994. Such distributions constitute returns of capital in both years.

Results of Operations

1995 versus 1994
The results of operations are primarily attributable to the Mall's operations and to a lesser extent the interest earned on cash reserves held by the Partnership. Net cash flow from operating activities totaled $6,921,415 for the year ended December 31, 1995, compared with $5,564,906 for the year ended December 31, 1994. The increase is primarily attributable to a reduced net loss in 1995 and the increase in accounts payable and accrued expenses.

For the year ended December 31, 1995, the Partnership reported a net loss of $315,269 compared with a net loss of $457,345 for the year ended December 31, 1994. The lower net loss in 1995 is primarily the result of an increase in rental and interest income in 1995 offset by increases in interest expense and depreciation and amortization expense.

Rental income totalled $5,835,838 for the year ended December 31, 1995 compared with $5,526,093 in 1994. The increase is primarily attributable to higher lease rates for new tenants, lease renewals at higher rates and an increase in temporary tenant income. Escalation income totalled $5,092,316 in 1995 compared with $5,004,831 in 1994. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. The increase in escalation income is primarily due to higher recoverable property operating expenses in 1995.

Interest income totaled $567,284 for the year ended December 31, 1995 compared with $274,960 in 1994. The increase is due to the Partnership's increased cash balance and higher interest rates earned in 1995. Miscellaneous income totaled $454,382 for the year ended December 31, 1995 compared with $316,315 in 1994, up due to increased promotional expense billed back to tenants.

Total expenses for 1995 were $12,267,900 compared with $11,582,091 in 1994.
The increase is primarily due to higher interest expense and property operating expense. Interest expense for 1995 increased from 1994, reflecting the compounding of interest on the Zero Coupon Loan. Property operating expenses also increased from 1994 due primarily to higher bad debt expense, an increase in insurance premiums and management fees. Bad debt expense in 1995, totaling $145,721 during 1995 as compared to $81,610 during 1994, relates primarily to reserves established for tenants at the Mall, or their parent companies, which have filed for bankruptcy.

Mall tenant sales (exclusive of anchor tenants) for the twelve months ended December 31, 1995 and 1994 were $57,327,000 and $61,261,000, respectively.
Mature tenant sales for the twelve months ended December 31, 1995 and 1994 were $45,011,000 and $49,224,000, respectively. A mature tenant is defined as a tenant that has operated at the Mall for each of the last two years. The declines in tenant sales reflect lower occupancy at the property as well as continued weakness in apparel sales and strong competition from nearby discount stores. At December 31, 1995 and 1994, the Mall was 88.1% and 93.4% occupied, respectively, exclusive of anchor tenants.

1994 versus 1993
Net cash flow from operating activities totaled $5,564,906 for the year ended December 31, 1994, largely unchanged from the year ended December 31, 1993.

For the year ended December 31, 1994, the Partnership reported a net loss of $457,345 as compared to a net loss of $244,452 for the year ended December 31, 1993. The increased net loss in 1994 is primarily the result of an increase in interest expense and property operating expenses offset by an increase in rental and escalation income.

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

Total expenses for 1994 were $11,582,091 as compared to $10,841,749 for 1993. The increase is primarily due to higher interest expense and property operating expense. Interest expense for 1994 increased from 1993, reflecting the compounding of interest on the Zero Coupon Loan. Property operating expense also increased for the year due primarily to increases in insurance, association and professional fees, and payroll costs.

Mall tenant sales (exclusive of anchor tenants) for the twelve months ended December 31, 1994 and 1993 were $61,261,000 and $62,732,000, respectively.
Mature tenant sales for the twelve months ended December 31, 1994 and 1993 were $49,224,000 and $55,470,000, respectively. A mature tenant is defined as a tenant that has been open for business and operating out of the same store for twelve months or more. The General Partner attributes the decrease to a decline in occupancy during the year at the Mall and a decline in consumer spending on softgoods, particularly apparel, a trend experienced by retailers across the country. At December 31, 1994 and 1993, the Mall was 93.4% and 93.6% occupied, respectively, exclusive of anchor tenants.

Property Appraisal

The appraised fair market value of the Mall at January 1, 1996, as determined by Cushman & Wakefield, Inc., an independent, third-party appraisal firm, was $77,000,000, compared with $81,000,000 at January 1, 1995. It should be noted that appraisals are only estimates of current values and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's property and the limited market for such properties, there can be no assurance that the other properties reviewed by the appraiser are comparable. Additionally, the lower level of liquidity as a result of the current restrictive capital environment has had the effect of limiting the number of transactions in real estate markets and the availability of financing to potential purchasers, which may have a negative impact on the value of an asset. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property, including brokerage fees and prepayment penalties.

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


Item 8.  Financial Statements and Supplementary Data

See Item 14a for a listing of the Consolidated Financial Statements and Supplementary data filed in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no Directors or Executive Officers. The affairs of the Partnership are conducted through the General Partner.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the General Partner changed its name to Laurel Centre Inc. to delete any references to "Shearson."

Certain executive officers and directors of the General Partner are now serving (or in the past have served) as executive officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the U.S. Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

Set forth below are the names, positions, offices held, and brief accounts of the business experience of each Director and Executive Officer of the General Partner, each such person holding similar positions in the General Partner and the Assignor Limited Partner. The following is a list of the officers and directors of Laurel Centre Inc. as of December 31, 1995.

        Name                               Office
        Paul L. Abbott                     Director, President, and
                                           Chief Executive Officer
        Robert J. Hellman                  Director, Vice President,
                                           and Chief Financial Officer
        Kathleen Carey                     Director
        Elizabeth L. Jarvis                Director
        Raymond C. Mikulich                Director
        Richard A. Morton                  Director
        Joan B. Berkowitz                  Vice President
        Elizabeth Rubin                    Vice President
        Robert Sternlieb                   Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Robert J. Hellman, 41, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Kathleen B. Carey, 42, is an attorney specializing in commercial real estate. She is a graduate of the State University of New York at Albany and St. John's University Law School. In 1987, she joined the Connecticut law firm of Cummings & Lockwood and served as a partner in the firm from 1989 until mid-1994. Kathleen's practice has involved all facets of acquisitions, sales and financing of commercial properties, including multifamily housing, office buildings and shopping centers. She is admitted to practice in New York, Connecticut and California and currently works as an independent commercial real estate consultant.

Elizabeth L. Jarvis, 60, has been a director of SLC since April 1987. Ms. Jarvis is currently President and principal owner of Jarvis & Associates, specializing in the development, merchandising, leasing and management of shopping centers. From 1978 through 1983, prior to establishing Jarvis & Associates, she was Senior Vice President of the Taubman Company, responsible for the financial performance of nineteen shopping centers.

Raymond C. Mikulich, 43, is a Managing Director of Lehman, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his fifteen years in the real estate business, Mr. Mikulich has orchestrated acquisitions and dispositions on behalf of individuals and institutional investors alike. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Richard A. Morton, 43, is a principal in entities that own and manage eight million square feet of real estate. Mr. Morton is principal of Ashley Capital which is in the business of owning and operating real estate. Mr. Morton worked with Rosenberg Real Estate Equity Fund as the East Coast Director of Properties from February 1982 to July 1983. From 1977 to 1982, Mr. Morton was employed by the Prudential Insurance Company and from 1980 to 1982 as the General Manager of the New York City Real Estate Investment Office.

Joan B. Berkowitz, 36, is a Vice President of Lehman Brothers, responsible for asset management within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Elizabeth Rubin, 29, is a Vice President of Lehman Brothers in the Diversified Asset Group. Ms. Rubin joined Lehman Brothers in April 1992. Prior to joining Lehman Brothers, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.

Robert Sternlieb, 31, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group. Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership, except that Elizabeth Jarvis, Richard Morton and Kathleen Carey each receive $12,000 per year for serving as independent Directors of the General Partner and $2,400 for attendance in person at any meeting of the Board of Directors of the General Partner. Prior to September 1, 1993, Mr. Morton and Ms. Jarvis each received $10,000 per year for serving as outside directors and $2,000 for attendance. During 1995, Ms. Jarvis and Mr. Morton each received $21,600, and Ms. Carey received $19,600 since she became a director on March 8, 1995.

The General Partner is entitled to receive 1% of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See page 3 of the Partnership Agreement for a description of such arrangements which description is incorporated by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1995, no one person was known by SLC to be the beneficial owner of more than five percent of the Units.

Set forth below is a chart indicating as of December 31, 1995 the name and the amount and nature of beneficial ownership of Units held by the General Partner and Officers and Directors thereof. Only the General Partner and those officers and directors thereof which beneficially own any units are listed. No General Partner or any officer or directors thereof, or the officers and directors of the General Partners as a group (9 persons), beneficially owns in excess of 1% of the total Units outstanding.

Beneficial Ownership of Units		Number of Units Owned

General Partner                         0

Raymond Mikulich                        500

(The General Partner and all
Officers and Directors
thereof as a group, 9 persons)          500


Item 13.  Certain Relationships and Related Transactions

Certain Officers and Directors of the General Partner are employees of Lehman. The General Partner is entitled to receive 1% of SLC's Net Cash Flow from operations and varying percentages of SLC's Net Proceeds from capital transactions. See pages 3 and 7 of the Partnership Agreement for a description of distribution agreements.

Capital Growth Mortgage Investors Fund, L.P. a Delaware limited partnership, the general partner of which is an affiliate of Lehman, acquired a 24% interest in the Zero Coupon Loan. Laurel Capital Growth Investors Corp., a Subchapter S corporation whose officers, directors and shareholders are current or former employees of Shearson, acquired a 76% interest in the equity kicker interest payment in the Zero Coupon Loan.

The General Partner and certain affiliates may be reimbursed by SLC for the actual costs of goods, services and materials used for or by SLC or the Owner Partnership including, but not limited to audit, appraisal, legal and tax preparation fees as well as costs of data processing. Services are provided by the General Partner and two unaffiliated companies. First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation.

As of December 31, 1995, and 1994, $3,226, and $4,266, respectively, was due to affiliates for expenditures paid on behalf of the Partnership. For the years ended December 31, 1995, 1994 and 1993, $92,519, $56,290 and $55,113,
respectively, was earned by affiliates.

On December 1, 1986, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of NAT Limited Partnership, for the management of the Mall. The agreement, which expired on December 31, 1992 provided for an annual fee equal to 3% of the gross rents collected from the Mall, as defined, payable monthly. On September 1, 1993, the Partnership and Shopco Management Corporation executed a new management agreement which provides for an annual fee equal to 4.5% of the fixed minimum and percentage rents effective January 1, 1993. The new agreement initially expired on December 31, 1995, but allows for automatic renewal at one year intervals thereafter. The new management agreement was renewed through December 31, 1996. For the years ended December 31, 1995, 1994, and 1993, management fee expense amounted to $311,601, $276,795 and $296,618, respectively.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2).

            SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
                        (a Delaware limited partnership)

            Index to Consolidated Financial Statements and Schedules

                                                            Page
                                                            Number

Independent Auditors' Report                                F-1

Consolidated Balance Sheets
At December 31, 1995 and 1994                               F-2

Consolidated Statements of Operations
For the years ended December 31, 1995, 1994 and 1993        F-3

Consolidated Statements of Partners' Capital
For the years ended December 31, 1995, 1994 and 1993        F-3

Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993        F-4

Notes to the Consolidated Financial Statements              F-5

Schedule II - Valuation and Qualifying Accounts             F-10

Schedule III - Real Estate and Accumulated Depreciation     F-11


(b) Exhibits.

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

27	Financial Data Schedule (filed herewith)

*Previously filed


(c) Reports on Form 8-K in the fourth quarter of fiscal 1995:  None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1996
                                SHOPCO LAUREL CENTRE, L.P.

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


Date:  March 28, 1996

                                BY:   /s/ Paul L. Abbott
                                          Paul L. Abbott
                                          Director, President and
                                          Chief Executive Officer


Date:  March 28, 1996

                                BY:    /s/ Elizabeth Jarvis
                                           Elizabeth Jarvis
                                           Director


Date:  March 28, 1996

                                BY:    /s/ Richard A. Morton
                                           Richard A. Morton
                                           Director


Date:  March 28, 1996

                                BY:    /s/ Robert J. Hellman
                                           Robert J. Hellman
                                           Director, Vice President and
                                           Chief Financial Officer


Date:  March 28, 1996

                                BY:    /s/ Raymond Mikulich
                                           Raymond Mikulich
                                           Director


Date:  March 28, 1996
                                BY:    /s/ Joan Berkowitz
                                           Joan Berkowitz
                                           Vice President


Date:  March 28, 1996

                                BY:    /s/ Elizabeth Rubin
                                           Elizabeth Rubin
                                           Vice President


Date:  March 28, 1996

                                BY:    /s/ Kathleen Carey
                                           Kathleen Carey
                                           Director


                          Independent Auditors' Report

The Partners
Shopco Laurel Centre, L.P.:

We have audited the consolidated financial statements of Shopco Laurel Centre, L.P. (a Delaware limited partnership) and Consolidated Partnership as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shopco Laurel Centre, L.P. and Consolidated Partnership as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's zero coupon mortgage note payable matures on October 15, 1996. Currently, it is management's intent to either sell the Partnership's property or obtain an extension or refinancing to satisfy the mortgage loan obligation. However, market conditions may prevent the Partnership from obtaining sufficient proceeds from a sale or refinancing to satisfy the mortgage obligation. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

                                        KPMG PEAT MARWICK  LLP

Boston, Massachusetts
March 25, 1996



Consolidated Balance Sheets
December 31, 1995 and 1994

Assets                                          1995                      1994

Real estate, at cost
(notes 3, 5 and 6):
   Land                                $   5,304,011             $   5,304,011
   Building                               61,062,234                60,029,923
   Improvements                            3,668,110                 3,181,448

                                          70,034,355                68,515,382
Less accumulated depreciation
   and amortization                      (14,100,499)              (12,170,608)

                                          55,933,856                56,344,774

Cash and cash equivalents                 13,427,085                10,431,820
Accounts receivable,
  net of allowance of $254,927
  in 1995 and $131,759 in 1994               242,818                   528,845
Deferred rent receivable                     482,624                   309,478
Deferred charges, net of
  accumulated amortization
  of $273,442 in 1995 and
  $218,353 in 1994                           133,295                   142,322
Prepaid expenses                             553,034                   530,446

Total Assets                           $  70,772,712             $  68,287,685


Liabilities, Minority Interest and Partners' Capital

Liabilities:
  Accounts payable and
    accrued expenses                   $     285,035             $     179,794
  Zero coupon first mortgage
    note payable (note 5)                 53,525,503                48,456,864
  Second mortgage note payable (note 6)    2,000,000                 2,000,000
  Second mortgage note accrued
    interest payable                          19,167                    19,167
  Due to affiliates (note 7)                   8,851                     9,891
  Security deposits payable                   14,633                    14,633
  Deferred income                            804,171                   766,727
  Distribution payable (note 9)              588,384                   588,384

Total Liabilities                         57,245,744                52,035,460

Minority interest                           (583,239)                 (526,787)

Partners' Capital (notes 1, 4 and 10):

  General Partner                            917,755                   944,444
  Limited Partners (4,660,000 limited
    partnership units authorized,
    issued and outstanding)               13,192,452                15,834,568

Total Partners' Capital                   14,110,207                16,779,012

Total Liabilities, Minority Interest
  and Partners' Capital                $  70,772,712             $  68,287,685



Consolidated Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                   1995            1994            1993

Rental income (note 3)           $  5,835,838    $  5,526,093    $  5,373,724
Escalation income (note 3)          5,092,316       5,004,831       4,763,187
Interest income                       567,284         274,960         170,185
Miscellaneous income                  454,382         316,315         290,117

  Total Income                     11,949,820      11,122,199      10,597,213

Expenses

Interest expense                    5,298,639       4,822,735       4,384,130
Property operating expenses         3,737,361       3,642,418       3,325,995
Depreciation and amortization       1,984,980       1,873,237       1,835,776
Real estate taxes                   1,023,297       1,034,656       1,050,690
General and administrative            223,623         209,045         245,158

  Total Expenses                   12,267,900      11,582,091      10,841,749

Loss before minority interest        (318,080)       (459,892)       (244,536)
Minority interest                       2,811           2,547              84

   Net Loss                      $   (315,269)   $   (457,345)   $   (244,452)

Net Loss Allocated:

To the General Partner           $     (3,153)   $     (4,573)   $     (2,445)
To the Limited Partners              (312,116)       (452,772)       (242,007)

                                 $   (315,269)   $   (457,345)   $   (244,452)

Per limited partnership unit
  (4,660,000 outstanding)       $        (.07)   $       (.10)   $       (.05)



Consolidated Statements of Partners' Capital
For the years ended December 31, 1995, 1994 and 1993


                                   Limited           General
                                  Partners           Partner             Total

Balance at December 31, 1992    $ 21,189,347       $ 998,534      $ 22,187,881
Net loss                            (242,007)         (2,445)         (244,452)
Distributions (note 9)            (2,330,000)        (23,536)       (2,353,536)

Balance at December 31, 1993      18,617,340         972,553        19,589,893
Net loss                            (452,772)         (4,573)         (457,345)
Distributions (note 9)            (2,330,000)        (23,536)       (2,353,536)

Balance at December 31, 1994      15,834,568         944,444        16,779,012
Net loss                            (312,116)         (3,153)         (315,269)
Distributions (note 9)            (2,330,000)        (23,536)       (2,353,536)

Balance at December 31, 1995    $ 13,192,452       $ 917,755      $ 14,110,207


Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993


Cash Flows from Operating Activities:      1995           1994            1993

Net loss                            $  (315,269)   $  (457,345)    $  (244,452)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
  Minority interest                      (2,811)        (2,547)            (84)
  Depreciation and amortization       1,984,980      1,873,237       1,835,776
  Increase in interest on zero
    coupon mortgage payable           5,068,639      4,588,658       4,154,130
  Increase (decrease) in cash
  arising from changes in
  operating assets and
  liabilities:
    Accounts receivable                 286,027        (64,367)          2,830
    Deferred rent receivable           (173,146)      (193,549)        (99,629)
    Deferred charges                    (46,062)       (53,417)        (26,334)
    Prepaid expenses                    (22,588)        (2,524)          7,249
    Accounts payable and
      accrued expenses                  105,241       (103,767)         67,692
    Due to affiliates                    (1,040)            66           2,400
    Security deposits payable                 -          2,500           2,500
    Deferred income                      37,444        (22,039)            (20)

Net cash provided by operating
  activities                          6,921,415      5,564,906       5,702,058

Cash Flows from Investing Activities:

   Additions to real estate          (1,518,973)      (411,426)       (441,885)
   Cash-held in escrow                        -              -          69,074

Net cash used for
  investing activities               (1,518,973)      (411,426)       (372,811)

Cash Flows from Financing Activities:

 Cash distributions to partners     (2,353,536)     (2,353,536)    (2,353,536)
 Cash distributions - minority
   interest                            (53,641)        (53,134)       (52,113)

Net cash used for
  financing activities              (2,407,177)     (2,406,670)    (2,405,649)

Net increase in cash and
  cash equivalents                   2,995,265       2,746,810      2,923,598
Cash and cash equivalents
  at beginning of period            10,431,820       7,685,010      4,761,412

Cash and cash equivalents
  at end of period               $  13,427,085   $  10,431,820   $  7,685,010

Supplemental Disclosure of Cash Flow Information:

Cash paid during the
 period for interest               $   230,000     $   234,077   $    230,000


Notes to the Consolidated Financial Statements
December 31, 1995, 1994 and 1993

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

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partner. However, the assets acquired by Smith Barney included the name "Shearson". Consequently, effective November 12, 1993, the general partner changed its name to Laurel Centre Inc. to delete any references to "Shearson".

2. Summary of Significant Accounting Policies
Basis of Accounting The consolidated financial statements of SLC have been prepared on the accrual basis of accounting and include the accounts of SLC and the Owner Partnership. All significant intercompany accounts and transactions have been eliminated.

Real Estate
The real estate, which consists of building, land and improvements, are recorded at cost less accumulated depreciation and amortization. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of fixtures and equipment is computed using the straight-line method over an estimated useful life of 12 years. Amortization of tenant leasehold improvements is computed using the straight-line method over the lease term.

Accounting for Impairment
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has adopted FAS 121 in the fourth quarter of 1995. Based on current circumstances, the adoption had no impact on the consolidated financial statements.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgement regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Organization Costs and Deferred Charges
Costs and charges are amortized using the straight-line method over the following periods:

Fee for negotiating the acquisition
   of the ownership of the Mall                           40 years
Zero coupon loan legal fee                                9.5 years
Refinancing fees                                          5.8 years

Fees paid in connection with the acquisition of the property have been included in the purchase price of the property. Accordingly, such fees have been allocated to the basis of the land, building and improvements and are being depreciated over the estimated useful lives of those assets. Leasing commissions are amortized using the straight-line method over the lease term.

Offering Costs
Offering costs are non-amortizable and are deducted from limited partners' capital.

Transfer of Units and Distributions
Net income or net loss from operations is allocated to the Unit Holders. Upon the transfer of a unit, net income or net loss from operations attributable to such unit generally is allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The Unit Holder of record on the first day of a calendar month is deemed to have transferred their interest on the first day of such month.

Distributions of operating cash flow, as defined in the Partnership Agreement, are paid on a quarterly basis to Unit Holders on record dates established by the Partnership, which generally fall on the last day of each quarter.

Income Taxes
No provision is made for income taxes since such liability is the liability of the individual partners.

Net Income (Loss) Per Limited Partnership Unit
Net income (loss) per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the year.

Rental Income and Deferred Rent
The Partnership rents its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid short-term investments with maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of these instruments.

Concentration of Credit Risk
Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Real Estate
SLC's real estate, which was purchased on December 1, 1986, consists of an enclosed regional shopping mall containing a total of 100 retail stores and three attached anchor stores, J.C. Penney, Inc. ("J.C. Penney"), Montgomery Ward and Hecht's located on approximately 12.28 acres of land known as Laurel Centre, located in Laurel, Maryland. The retail tenant portion of the Mall is contained on two levels, and parking is provided at Laurel Centre for approximately 3,400 cars.

J.C. Penney leases 136,864 square feet of the gross leasable building area located at the northern end of the Mall. The lease with J.C. Penney contains an operating covenant pursuant to which J.C. Penney was obligated to operate a department store until October 10, 1994, under the name "J.C. Penney", or "Penney", or such other name as is used at a majority of its stores in the Baltimore/Washington area.

Montgomery Ward leases its store, the land on which the store is constructed and an adjacent parking area totalling approximately twelve acres, from an independent third party with which the Owner Partnership is neither affiliated nor related. The lease with Montgomery Ward contains an operating covenant pursuant to which Montgomery Ward was obligated to operate a department store until October 10, 1994, at the Mall under the name of Montgomery Ward or such other name as is used by Montgomery Ward by the majority of its department stores in the eastern part of the United States.

Hecht's leases a parcel of land pursuant to a ground lease on which it has constructed a store. Hecht's is obligated to operate a department store at the Mall until May 6, 1996 under the name of "Hecht's" or "The Hecht Co." or such other name as is used by Hecht's in the Baltimore/Washington area. If, upon the expiration of its operating covenant, Hecht's notifies the Owner Partnership that it intends to sublet the premises or assign its lease, the Owner Partnership will have an option to purchase the Hecht's leasehold and building.

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

The following is a schedule of the remaining minimum lease payments as called for under the lease agreements with Mall tenants:

	Year Ending
	December 31,

        1996                   $  5,443,172
        1997                      5,298,609
        1998                      4,983,818
        1999                      4,751,416
        2000                      4,122,389
        Thereafter               14,914,116

                               $ 39,513,520

In addition to the minimum lease amounts, the leases provide for percentage rents and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1995, 1994 and 1993, percentage rents amounted to $80,906, $343,061 and $338,712, respectively, and are included in rental income. For the years ended 1995, 1994 and 1993 temporary tenant income amounted to $338,147, $307,035 and $272,589, respectively and are included in rental income.

The appraised fair market value of the mall at January 1, 1996, as determined by an independent, third-party appraisal firm, was $77,000,000, compared with $81,000,000 at January 1, 1995.

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

The mortgage agreement specifically provides for an annual covenant with which the Owner Partnership must comply. The covenant provides that the accrued value of the zero coupon loan at the end of each year shall not exceed 70% of the most recent appraised value of the Mall. Based upon the appraised value of the Property on January 1, 1996 of $77,000,000 this covenant was met at December 31, 1995.

Currently, it is the General Partner's intent to either sell Laurel Centre or to seek an extension or refinancing of the mortgage loan. If a sale of Laurel Centre is not feasible, an extension or refinancing of the mortgage is the other recourse. Should the Partnership request an extension of the mortgage, such extension would ultimately be subject to the approval of the body of investors which the REMIC Lender represents. Given this variable, the ability to obtain an extension of the mortgage is highly uncertain. Although the General Partners intend to bring about a timely resolution to the Partnership's approaching loan maturity, there can be no assurance that either a sale of Laurel Centre or a refinancing of the debt will be consummated prior to the maturity of the mortgage loan.

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities and the current appraised value of Laurel Centre, the fair value of long-term debt approximates its current carrying value.

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

Currently, it is the General Partner's intent to either sell Laurel Centre or to seek an extension or refinancing of the second mortgage note. If a sale of Laurel Centre is not feasible, an extension or refinancing of the second mortgage is the other recourse. Although the General Partners intend to bring about a timely resolution to the Partnership's approaching loan maturity, there can be no assurance that either a sale of Laurel Centre or a refinancing of the debt will be consummated prior to the maturity of the second mortgage note.

7. Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation during 1986 in connection with the acquisition, management, organization and administrative services rendered to SLC of $2,491,000, representing $400,000 in organization fees, $300,000 in a property management negotiations and supervision fee, $500,000 in prepaid asset management fees and $1,291,000 in acquisition fees, of which $5,625 was unpaid at December 31, 1995 and 1994.

As of December 31, 1995 and 1994, $3,226 and $4,266, respectively, is due to affiliates for expenditures paid on behalf of the Partnership. For the years ended December 31, 1995, 1994, and 1993, $92,519, $56,290, and $55,113,
respectively, was earned by the affiliates.

Cash and Cash Equivalents Certain cash and cash equivalent amounts reflected on the Partnership's consolidated balance sheet at December 31, 1995 and 1994 were on deposit with an affiliate of the General Partner.

8. Management Agreement
On December 1, 1986, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of NAT Limited Partnership, for the management of the Mall. The agreement, which expired on December 31, 1992, provided for an annual fee equal to 3% of the gross rents collected from the Mall, as defined, payable monthly. On September 1, 1993, the Partnership and Shopco Management Corporation executed a new management agreement which provides for an annual fee equal to 4.5% of the fixed minimum and percentage rents effective January 1, 1993. The new management agreement initially expired on December 31, 1995, but allows for automatic renewal at one year intervals thereafter. The management agreement has been renewed through December 31, 1996. For the years ended December 31, 1995, 1994 and 1993, management fee expense amounted to $311,601, $276,795 and $296,618, respectively.

9. Distributions to Limited Partners
Distributions to limited partners for each of 1995, 1994 and 1993 were $2,330,000 ($.50 per limited partnership unit). Cash distributions declared payable to limited partners at December 31, 1995 and 1994 were $582,500 ($.125 per limited partnership unit).

10. Reconciliation of Consolidated Financial Statement Net Loss and Partners' Capital to Federal Income Tax Basis Net Loss and Partners' Capital

Reconciliations of consolidated financial statement net loss and partners' capital to federal income tax basis net loss and partners' capital at December 31, follow:

                                    1995             1994              1993

Consolidated financial
  statement net loss        $   (315,269)    $   (457,345)    $    (244,452)

Tax basis depreciation over
 financial statement
 depreciation                   (156,364)        (272,504)         (279,294)

Tax basis rental income
 under financial statement
 rental income                  (134,345)        (213,434)         (114,790)

Tax basis minority
 interest under financial
 statement minority interest      (9,190)          (9,296)           (9,271)

Other                              1,636           10,612             5,263

Federal income tax
 basis net loss             $   (613,532)    $   (941,967)    $    (642,544)


                                    1995             1994              1993

Financial statement basis
 partners' capital          $ 14,110,207     $ 16,779,012      $ 19,589,893

Current year financial
 statement net loss over
 federal income tax basis
 net loss                       (298,263)        (484,622)         (398,092)

Cumulative financial
 statement net income
 over cumulative federal
 income tax basis net loss    (5,154,007)      (4,669,385)       (4,271,293)

Federal income tax
basis partners' capital     $  8,657,937     $ 11,625,005      $ 14,920,508


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


Schedule II Valuation and Qualifying Accounts

                              Balance at    Charged to               Balance at
                              Beginning     Costs and                End of
                              of Period     Expenses    Deductions   Period

Allowance for doubtful
  accounts:

Year ended December 31, 1993: $  92,704      $  32,267    $  3,250   $  121,721

Year ended December 31, 1994:   121,721         81,610      71,572      131,759

Year ended December 31, 1995: $ 131,759      $ 147,608    $ 24,440   $  254,927


            SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                               Costs Capitalized
                                            Initial Cost to    Subsequent
                                            Partnership (A)    To Acquisition


                                                    Building and
Description          Encumbrances          Land     Improvements        Land

Shopping Center
Laurel, MD          $  55,525,503   $ 5,058,967     $ 56,039,671    $ 245,044




            SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995




                            Gross Amount at Which Carried at Close of Period (B)


                 Building and                    Building and
Description      Improvements          Land      Improvements           Total


Shopping Center
Laurel, MD       $  8,690,673   $ 5,304,011     $  64,730,344    $ 70,034,355



            SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP

            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                              Life on Which
                                                              Depreciation
                                                              in Latest
                 Accumulated     Date of         Date         Income Statements
Description      Depreciation    Construction    Acquired     is Computed


Shopping Center
Laurel, MD        $14,100,499        1979         12/86      Building 40 years
                                                           Improvements 12 years



(A) The initial cost to the Partnership represents the original purchase price of the property.

(B) For Federal income tax purposes, the cost basis of land, building and improvements at December 31, 1995 is $70,006,517.


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993 follows:

Real Estate Investments:             1995            1994            1993

Beginning of year           $  68,515,382   $  68,106,262   $  67,664,377
Additions                       1,518,973         409,120         441,885

End of year                 $  70,034,355   $  68,515,382   $  68,106,262


Accumulated Depreciation:

Beginning of year           $  12,170,608   $  10,346,073   $   8,550,988
Depreciation expense            1,929,891       1,824,535       1,795,085

End of year                 $  14,100,499   $  12,170,608   $  10,346,073