Form 10-K/A
period 1995-12-31
SHOPCO LAUREL CENTRE L P
filed 1996-05-02
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[ x ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)

        For the fiscal year ended December 31, 1995

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (no fee required)

        For the Transition period from          to

Commission file number:  1-9419

                           SHOPCO LAUREL CENTRE, L.P.
              Exact name of Registrant as specified in its charter

Shopco Laurel Centre, L.P.
is a Delaware limited partnership                          13-3392074
State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization

3 World Financial Center,
29th Floor, New York, NY
Attn: Andre Anderson                                      10285-2900
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

                                Explanatory Note
This Amendment No. 1 to Form 10-K amends and restates in its entirety Item 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


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

Consolidated Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993        F-4

Notes to the Consolidated Financial Statements              F-5

Schedule II - Valuation and Qualifying Accounts             F-10

Schedule III - Real Estate and Accumulated Depreciation     F-11


(b) Exhibits.

Subject to Rule 12b-32 of the Securities and Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report:

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

99 Limited Appraisal of Real Property for Laurel Centre as of January 1, 1996, as prepared by Cushman & Wakefield, Inc. (filed herewith)

*Previously filed


(c) Reports on Form 8-K in the fourth quarter of fiscal 1995:  None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 1996
                                SHOPCO LAUREL CENTRE, L.P.

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


Date:  May 1, 1996

                                BY:   /s/ Paul L. Abbott
                                          Paul L. Abbott
                                          Director, President and
                                          Chief Executive Officer


Date:  May 1, 1996

                                BY:    /s/ Elizabeth Jarvis
                                           Elizabeth Jarvis
                                           Director


Date:  May 1, 1996

                                BY:    /s/ Richard A. Morton
                                           Richard A. Morton
                                           Director


Date:  May 1, 1996

                                BY:    /s/ Robert J. Hellman
                                           Robert J. Hellman
                                           Director, Vice President and
                                           Chief Financial Officer


Date:  May 1, 1996

                                BY:    /s/ Raymond Mikulich
                                           Raymond Mikulich
                                           Director


Date:  May 1, 1996
                                BY:    /s/ Joan Berkowitz
                                           Joan Berkowitz
                                           Vice President


Date:  May 1, 1996

                                BY:    /s/ Elizabeth Rubin
                                           Elizabeth Rubin
                                           Vice President


Date:  May 1, 1996

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