Form 10-Q
period 1996-03-31
SHOPCO LAUREL CENTRE L P
filed 1996-05-15
CIK 810781

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

        or

              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                         Commission File Number: 1-9419


            SHOPCO LAUREL CENTRE, L.P. AND CONSOLIDATED PARTNERSHIP
              Exact Name of Registrant as Specified in its Charter


           Delaware                                    13-3392074
State or Other Jurisdiction of              I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                          10285
Address of Principal Executive Offices                       Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X    No ____

Consolidated Balance Sheets                  At March 31,       At December 31,
                                                    1996                  1995
Assets
Real estate, at cost:
  Land                                     $   5,304,011         $   5,304,011
  Building                                    61,100,628            61,062,234
  Improvements                                 3,691,967             3,668,110
                                              70,096,606            70,034,355
Less accumulated depreciation
  and amortization                           (14,591,169)          (14,100,499)
                                              55,505,437            55,933,856
Cash and cash equivalents                     14,600,194            13,427,085
Accounts receivable, net of allowance
  of $334,822 in 1996 and $254,927
  in 1995                                        307,786               242,818
Deferred rent receivable                         521,348               482,624
Deferred charges, net of
  accumulated amortization of $287,932
  in 1996 and $273,442 in 1995                   121,339               133,295
Prepaid expenses                                 281,603               553,034
        Total Assets                       $  71,337,707         $  70,772,712

Liabilities, Minority Interest and Partners' Capital
Liabilities:
  Accounts payable and
    accrued expenses                       $     178,561         $     285,035
  Zero coupon first mortgage
    note payable                              54,864,104            53,525,503
  Second mortgage note payable                 2,000,000             2,000,000
  Second mortgage note accrued
    interest payable                              19,167                19,167
  Due to affiliates                                7,340                 8,851
  Security deposits payable                       14,633                14,633
  Deferred income                                761,400               804,171
  Distribution payable                           588,384               588,384
        Total Liabilities                     58,433,589            57,245,744
Minority interest                               (584,563)             (583,239)
Partners' Capital:
  General Partner                                911,540               917,755
  Limited Partners (4,660,000 limited
    partnership units authorized,
    issued and outstanding)                   12,577,141            13,192,452
        Total Partners' Capital               13,488,681            14,110,207
        Total Liabilities, Minority
          Interest and Partners' Capital   $  71,337,707         $  70,772,712


Consolidated Statement of Partners' Capital
For the three months ended March 31, 1996

                                        Limited       General
                                       Partners       Partner          Total
Balance at December 31, 1995      $  13,192,452   $   917,755  $  14,110,207
Net loss                                (32,811)         (331)       (33,142)
Distributions                          (582,500)       (5,884)      (588,384)
Balance at March 31, 1996         $  12,577,141   $   911,540  $  13,488,681


Consolidated Statements of Operations
For the three months ended March 31,              1996              1995

Income
Rental income                             $  1,507,429      $  1,412,359
Escalation income                            1,390,173         1,359,474
Interest income                                173,227           133,856
Miscellaneous income                           116,310            54,619
        Total Income                         3,187,139         2,960,308

Expenses
Interest expense                             1,396,101         1,267,439
Property operating expenses                  1,015,679           915,824
Depreciation and amortization                  505,160           482,918
Real estate taxes                              255,665           255,984
General and administrative                      49,000            39,521
        Total Expenses                       3,221,605         2,961,686
Loss before minority interest                  (34,466)           (1,378)
Minority interest                                1,324              (705)
        Net Loss                          $    (33,142)     $     (2,083)

Net Loss Allocated:
To the General Partner                    $       (331)     $        (21)
To the Limited Partners                        (32,811)           (2,062)
                                          $    (33,142)     $     (2,083)
Per limited partnership unit
(4,660,000 outstanding)                   $       (.01)     $       (.00)

Consolidated Statements of Cash Flows
For the three months ended March 31,              1996              1995

Cash Flows From Operating Activities:
Net loss                                  $    (33,142)     $     (2,083)
Adjustments to reconcile net loss
to net cash provided by
operating activities:
   Minority interest                            (1,324)              705
   Depreciation and amortization               505,160           482,918
   Increase in interest expense on
     zero coupon first mortgage
     note payable                            1,338,601         1,209,939
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
        Accounts receivable                    (64,968)          108,057
        Deferred rent receivable               (38,724)          (41,980)
        Deferred charges                        (2,534)          (24,672)
        Prepaid expenses                       271,431           254,291
        Accounts payable and
          accrued expenses                    (106,474)          (61,441)
        Due to affiliates                       (1,511)           (1,050)
        Deferred income                        (42,771)          (20,009)
Net cash provided by operating activities    1,823,744         1,904,675

Cash Flows From Investing Activities:
Additions to real estate                       (62,251)         (697,176)
Net cash used for investing activities         (62,251)         (697,176)

Cash Flows From Financing Activities:
Cash distributions to partners                (588,384)         (588,384)
Cash distributions - minority interest              --           (12,007)
Net cash used for financing activities        (588,384)         (600,391)

Net increase in cash and cash equivalents    1,173,109           607,108
Cash and cash equivalents,
  beginning of period                       13,427,085        10,431,820
Cash and cash equivalents,
  end of period                           $ 14,600,194      $ 11,038,928

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest  $     57,500      $     57,500


Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K/A.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partner's capital for the three months ended March 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Item 1. Part 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1996, the Partnership had cash and cash equivalents totaling $14,600,194, compared with $13,427,085 at December 31, 1995. The increase is primarily a result of net cash provided by operating activities exceeding cash distributions to limited partners and expenditures for property improvements. The Partnership paid a first quarter 1996 cash distribution of $.125 per unit on May 15, 1996. Such distribution constituted a return of capital. The level of future cash distributions will be reviewed by the General Partner on a quarterly basis.

The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. The General Partner is pursuing two possible options to address the upcoming maturities: (i) a sale of the Mall or (ii) an extension or refinancing of the mortgages, in whole or in part. Either option may be hindered by the current limited availability of financing for retail real estate projects, and the stringent underwriting criteria being applied when financing is available. The ability of the Partnership to find a purchaser for the Mall or to obtain refinancing for its current mortgages may also be affected by general economic conditions, and factors such as increased competition in the area and the status of the anchor tenants' operating covenants. Furthermore, the cost, if necessary, related to positioning the Mall for sale or refinancing the mortgage debt, could impact the level of Partnership cash reserves. The Partnership has engaged Eastdil Realty Company to market Laurel Centre for sale.

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

As of March 31, 1996, the following tenants, or their parent corporations, at the Mall have filed for protection under the U.S. Bankruptcy Code.

        Tenant                               Square Footage Leased
        Marianne & Marianne Plus                            11,033
        J Riggings                                           2,700
        Royal Formalwear                                     2,198
        Time Out Amusement Center                            1,635

These tenants occupy 17,566 square feet, or approximately 7.0% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Pursuant to the provisions of the U.S. Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. In addition, Herman's Sporting Goods refiled for bankruptcy protection on April 26, 1996. According to published reports, Herman's will seek permission from bankruptcy court to liquidate its assets and close its stores. Herman's occupies 11,274 square feet at the Mall. Altogether, tenants in bankruptcy occupy 28,840 square feet or approximately 11.6% of the Mall's gross leasable area. Should any of these tenants exercise the right to reject their leases, this could have a negative impact on cash flow generated by the Mall and revenues received by the Partnership, as well as an adverse effect on the Partnership's efforts to sell or refinance the Mall. A former tenant at the Mall, Merry Go 'Round, filed for bankruptcy and closed its store in February 1996.

Following an examination by an independent engineer, it was determined that the Mall's roof may require extensive repairs to address age and weather-related deterioration. These and other improvements may be necessary in order to preserve the physical integrity of the Mall and to allow the Mall to compete for renewals of existing tenants and for new tenants. The timing and costs of such repairs are uncertain at this time, however, they are expected to be funded from operating cash flow and Partnership cash reserves.

At March 31, 1996, prepaid expenses totaled $281,603 compared with $553,034 at December 31, 1995. The decrease reflects the recognition of real estate tax expense during the first quarter of 1996.

The zero coupon first mortgage note payable increased from $53,525,503 at December 31, 1995 to $54,864,104 at March 31, 1996, reflecting the accrual of interest on the zero coupon first mortgage note.

Results of Operations

The results of operations are primarily attributable to the Mall's operations and to a lesser extent the interest earned on cash reserves held by the Partnership. For the three months ended March 31, 1996, the Partnership reported a net loss of $33,142 compared with a net loss of $2,083 for the comparable period in 1995. The higher net loss in the 1996 period is primarily the result of increased property operating expense. Net cash flow from operating activities totaled $1,823,744 for the three months ended March 31, 1996, compared with $1,904,675 for the corresponding period in 1995. The decrease is primarily attributable to the larger net loss in the 1996 period and an increase in accounts receivable.

Rental income totaled $1,507,429 for the three months ended March 31, 1996 compared with $1,412,359 in the 1995 period. The increase is primarily attributable to higher lease rates for new tenants, lease renewals at higher rates and an increase in temporary tenant income. Escalation income totaled $1,390,173 in the 1996 first quarter, an approximate $30,000 increase from $1,359,474 in the first quarter of 1995, representing an increase in reimbursable property operating expenses. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses.

Interest income totaled $173,227 for the three months ended March 31, 1996 compared with $133,856 in the 1995 period. The increase is due to the Partnership's increased cash balance. Miscellaneous income increased to $116,310 for the first quarter of 1996 compared with $54,619 in the first quarter of 1995 due to increased promotional expense billed back to tenants.

Total expenses for the three months ended March 31, 1996 were $3,221,605 compared with $2,961,686 in the 1995 period. The increase is primarily due to higher interest expense and property operating expense. The increase in interest expense reflects the compounding of interest on the zero coupon loan. The increase in property operating expenses was due primarily to higher snow removal costs as a result of the harsh winter weather. Also contributing to the increase in property operating expense were increased promotional expenses.

Mall tenant sales (exclusive of anchor tenants) for the two months ended February 29, 1996 and February 28, 1995 were $6,928,000 and $7,500,000 respectively. Mature tenant sales for the two months ended February 29, 1996 and February 28, 1995 were $5,837,000 and $6,213,000 respectively. A mature tenant is defined as a tenant that has operated at the Mall for each of the last two years. The declines in tenant sales reflect lower occupancy at the property as well as continued weakness in apparel sales and strong competition from nearby discount stores. At March 31, 1996 and 1995, the Mall was 84.6% and 90.2% occupied, respectively, exclusive of anchor tenants.

Part II   Other Information

Items 1-5    Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

             (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SHOPCO LAUREL CENTRE, L.P.

                         BY:  LAUREL CENTRE INC.
                              General Partner



Date: May 15, 1996       BY:  /s/ Paul L. Abbott
                                  Director, President, and
                                  Chief Executive Officer



Date: May 15, 1996       BY: /s/ Robert J. Hellman
                                 Director, Vice President and
                                 Chief Financial Officer