Form 10-Q
period 1996-06-30
SHOPCO LAUREL CENTRE L P
filed 1996-08-14
CIK 810781

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

                      Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                         Commission File Number: 1-9419


                           SHOPCO LAUREL CENTRE, L.P.
              Exact Name of Registrant as Specified in its Charter


      Delaware                                    13-3392074
State or Other Jurisdiction of         I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY  Attn.: Andre Anderson                    10285
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
                       Yes    X    No ____


Consolidated Balance Sheets          At June 30,        At December 31,
                                           1996                   1995
Assets
Real estate, at cost:
 Land                              $  5,304,011           $  5,304,011
 Building                            61,374,368             61,062,234
 Improvements                         3,706,731              3,668,110
                                     70,385,110             70,034,355
Less accumulated depreciation
  and amortization                  (15,078,437)           (14,100,499)
                                     55,306,673             55,933,856

Cash and cash equivalents            15,504,870             13,427,085
Accounts receivable, net of
 allowance of $480,424 in
 1996 and $254,927 in 1995              169,344                242,818
Deferred rent receivable                523,356                482,624
Deferred charges, net of
 accumulated amortization of
 $302,528 in 1996 and
 $273,442 in 1995                       109,415                133,295
Prepaid expenses                         14,285                553,034
  Total Assets                     $ 71,627,943           $ 70,772,712

Liabilities, Minority Interest
  and Partners' Capital
Liabilities:
 Accounts payable and
  accrued expenses                 $    193,092            $   285,035
 Zero coupon first mortgage
  note payable                       56,251,466             53,525,503
 Second mortgage note payable         2,000,000              2,000,000
 Second mortgage note accrued
  interest payable                       19,167                 19,167
 Due to affiliates                        8,808                  8,851
 Security deposits payable               10,648                 14,633
 Deferred income                        645,388                804,171
 Distribution payable                 8,237,374                588,384
  Total Liabilities                  67,365,943             57,245,744
Minority interest                      (600,949)              (583,239)
Partners' Capital:
 General Partner                        825,282                917,755
 Limited Partners (4,660,000 limited
  partnership units authorized,
  issued and outstanding)             4,037,667             13,192,452
  Total Partners' Capital             4,862,949             14,110,207
  Total Liabilities, Minority
   Interest and Partners' Capital  $ 71,627,943           $ 70,772,712



Consolidated Statement of Partners' Capital
For the six months ended June 30, 1996     Limited        General
                                           Partners       Partner         Total
Balance at December 31, 1995           $ 13,192,452   $   917,755  $ 14,110,207
Net loss                                   (417,285)       (4,215)     (421,500)
Distributions                            (8,737,500)      (88,258)   (8,825,758)
Balance at June 30, 1996               $  4,037,667   $   825,282  $  4,862,949


Consolidated Statements of Operations
                     Three months ended June 30,      Six months ended June 30,
                              1996         1995              1996         1995
Income
Rental income         $  1,514,534 $  1,431,158     $  3,021,963  $  2,843,517
Escalation income        1,107,090    1,277,327        2,497,263     2,636,801
Miscellaneous income       149,761      120,265          266,071       174,884
Interest income            172,866      144,467          346,093       278,323
  Total Income           2,944,251    2,973,217        6,131,390     5,933,525
Expenses
Interest expense         1,444,862    1,315,387        2,840,963     2,582,826
Property operating
  expenses                 973,325      931,237        1,989,004     1,847,061
Depreciation and
  amortization             551,864      494,133        1,057,024       977,051
Real estate taxes          255,665      255,983          511,330       511,967
General and
 administrative            111,272       67,325          160,272       106,846
  Total Expenses         3,336,988    3,064,065        6,558,593     6,025,751
Loss before minority
  interest                (392,737)     (90,848)        (427,203)      (92,226)
Minority interest            4,379          531            5,703          (174)
  Net Loss            $   (388,358) $   (90,317)    $   (421,500) $    (92,400)
Net Loss Allocated:
To the General
  Partner             $     (3,884) $      (903)    $     (4,215) $       (924)
To the Limited
  Partners                (384,474)     (89,414)        (417,285)      (91,476)
                      $   (388,358) $   (90,317)    $   (421,500) $    (92,400)
Per limited
  partnership unit
  (4,660,000 outstanding)    $(.08)       $(.02)           $(.09)        $(.02)

Consolidated Statements of Cash Flows
For the six months ended June 30,                   1996             1995
Cash Flows From Operating Activities:
Net loss                                    $   (421,500)    $    (92,400)
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
   Minority interest                              (5,703)             174
   Depreciation and amortization               1,057,024          977,051
   Increase in interest on zero coupon
   first mortgage note payable                 2,725,963        2,467,826
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
     Accounts receivable                          73,474           88,322
     Deferred rent receivable                    (40,732)         (78,267)
     Deferred charges                             (5,206)         (29,584)
     Prepaid expenses                            538,749          499,871
     Accounts payable and accrued expenses       (91,943)         (31,431)
     Due to affiliates                               (43)             878
     Security deposits payable                    (3,985)              --
     Deferred income                            (158,783)         (63,841)
Net cash provided by operating activities      3,667,315        3,738,599
Cash Flows From Investing Activities:
Additions to real estate                        (400,755)      (1,457,845)
Net cash used for investing activities          (400,755)      (1,457,845)
Cash Flows From Financing Activities:
Cash distributions to partners                (1,176,768)      (1,176,768)
Cash distributions-minority interest             (12,007)         (24,016)
Net cash used for financing activities        (1,188,775)      (1,200,784)
Net increase in cash and cash equivalents      2,077,785        1,079,970
Cash and cash equivalents,
  beginning of period                         13,427,085       10,431,820
Cash and cash equivalents,
  end of period                             $ 15,504,870     $ 11,511,790
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest    $    115,000     $    115,000


Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the consolidated statement of partner's capital for the six months ended June 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part 1. Item 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash and cash equivalents totaling $15,504,870, compared with $13,427,085 at December 31, 1995. The increase is primarily a result of net cash provided by operating activities exceeding cash distributions to limited partners and expenditures for property improvements. The Partnership has declared a second quarter 1996 cash distribution totaling $1.75 per unit, payable on August 15, 1996. This distribution included a regular quarterly distribution of $.125 per Unit and a special distribution, representing a disbursement from the Partnership's cash reserves, in the amount of $1.625 per Unit. As a result of the special distribution, distribution payable increased from $588,384 at December 31, 1995 to $8,237,374 at June 30, 1996. Future distributions, including regular quarterly distributions, will be evaluated on a quarterly basis, taking into consideration the upcoming maturity of the Partnership's two mortgage loans.

The Partnership's two mortgage loans mature on October 15, 1996, at which time the Partnership will be obligated to pay the lenders approximately $59.9 million, including interest on its zero coupon first mortgage note. The General Partner is pursuing two possible options to address the upcoming maturities: (i) a sale of Laurel Centre (the "Mall") or (ii) an extension or refinancing of the mortgages, in whole or in part. Either option may be hindered by the current limited availability of financing for retail real estate projects, and the stringent underwriting criteria being applied when financing is available. The ability of the Partnership to find a purchaser for the Mall or to obtain refinancing for its current mortgages may also be affected by general economic conditions, and factors such as increased competition in the area and the status of the anchor tenants' operating covenants. During 1993, Kemper Investors Life Insurance Company sold its 76% participating interest in the first mortgage loan and its entire interest in the second mortgage loan to CBA Associates, Inc. ("CBA Associates"), which placed the loans into a pool of mortgages to be held by a real estate mortgage investment conduit (the "REMIC Lender"). Although the terms of these loans have not changed, this sale may affect the Partnership's ability to refinance or restructure the loans with the REMIC Lender and CBA Associates in the event that refinancing is not available elsewhere. Furthermore, the cost, if necessary, related to positioning the Mall for sale or refinancing the mortgage debt, could impact the level of Partnership cash reserves. The Partnership has engaged Eastdil Realty Company to market Laurel Centre for sale and Fowler, Goedecke, Ellis & O'Connor to investigate and solicit refinancing opportunities. As of June 30, 1996, the Partnership's efforts to sell Laurel Centre and pursue refinancing opportunities have not resulted in any proposals that the Partnership has determined to be attractive and would fully and timely pay the Partnership's outstanding debt. The Amended and Restated Agreement of Limited Partnership of the Partnership generally provides that the Partnership shall be dissolved upon, among other things, the sale of all or substantially all of the Partnership's equity interest in Laurel Owner Partners Limited Partnership (the "Owner Partnership") or of the Mall by the Owner Partnership. In the event that the Partnership is unable to obtain an acceptable proposal to purchase Laurel Centre or obtain refinancing or an extension of existing debt, the Partnership will continue to evaluate all other strategic options available to it and best protect its assets, including the possibility of filing for protection under the bankruptcy laws.

As of June 30, 1996, the following tenants, or their parent corporations, currently at the Mall have filed for protection under the U.S. Bankruptcy Code.

        Tenant                               Square Footage Leased
        Marianne & Marianne Plus                            11,033
        J Riggings                                           2,700
        Royal Formalwear                                     2,198
        Time Out Amusement Center                            1,635

These tenants occupy 17,566 square feet, or approximately 7% of the Mall's leasable area (exclusive of anchor tenants), and at this point their plans to remain at the Mall remain uncertain. Pursuant to the provisions of the U.S. Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have a negative impact on cash flow generated by the Mall and revenues received by the Partnership, as well as an adverse effect on the Partnership's efforts to sell or refinance the Mall. Herman's Sporting Goods refiled for bankruptcy protection on April 26, 1996 and vacated its 11,274 square feet in the Mall during the second quarter.

Following an examination by an independent engineer, it was determined that the Mall's roof required repairs to address age and weather-related deterioration. These and other improvements may be necessary in order to preserve the physical integrity of the Mall and to allow the Mall to compete for renewals of existing tenants and for new tenants. Approximately $135,000 of roof repairs were performed in the second and third quarters of 1996. The costs of such repairs will be funded from operating cash flow and Partnership cash reserves.

Accounts receivable decreased from $242,818 at December 31, 1995 to $169,344 at June 30, 1996 reflecting an increase in the allowance for doubtful accounts related to several current and vacated tenants at the Mall. The decrease in accounts receivable is partially offset by the continued billing of base rents to bankrupt tenants which have vacated the mall. Billings of base rents to bankrupt tenants which have vacated the mall continue until a settlement is reached between the parties involved in such bankruptcy proceedings.

At June 30, 1996, prepaid expenses totaled $14,285 compared with $553,034 at December 31, 1995. The decrease reflects the recognition of real estate tax expense during the first and second quarters of 1996.

Accounts payable and accrued expenses decreased from $285,035 at December 31, 1995 to $193,092 at June 30, 1996 due to a lower accrual for utility expenses at Laurel Centre and the payment of the Partnership's 1995 audit fee, partially offset by an accrual for Partnership administrative fees.

The zero coupon first mortgage note payable increased from $53,525,503 at December 31, 1995 to $56,251,466 at June 30, 1996, reflecting the accrual of interest on the zero coupon first mortgage note.

Deferred income decreased from $804,171 at December 31, 1995 to $645,388 at June 30, 1996 due to recognition of prior period tenant receipts for their portion of real estate taxes.


Results of Operations

The results of operations are primarily attributable to the Mall's operations and to a lesser extent the interest earned on cash reserves held by the Partnership. The Partnership reported net losses of $388,358 and $421,500 for the three and six months ended June 30, 1996, compared to net losses of $90,317 and $92,400 for the corresponding periods in 1995. The higher net loss during the 1996 periods are primarily the result of increased interest expense, property operating expense and depreciation and amortization expenses, partially offset by increases in most income categories. Net cash flow provided by operating activities totaled $3,667,315 for the six months ended June 30, 1996, compared with $3,738,599 for the corresponding period in 1995. The decrease is primarily attributable to the larger net loss in the 1996 period.

Rental income increased modestly from the 1995 periods to the 1996 periods due to step increases in existing base rents and higher temporary tenant income.

Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. Escalation income for the three and six months ended June 30, 1996 totaled $1,107,090 and $2,497,263, respectively, compared to $1,277,327 and $2,636,801 for the same periods in 1995. The decrease reflects a lower anticipated recovery rate from the mall tenants for operating expenses during the 1996 periods as a result of a decline in occupancy.

Miscellaneous income for the three and six months ended June 30, 1996 totaled $149,761 and $266,071, respectively, compared to $120,265 and $174,884 for the same periods in 1995. The increases are due to higher late charges billed to tenants and interest on overdue percentage rent payments to the Partnership.

Interest income totaled $172,866 and $346,093 for the three and six months ended June 30, 1996 compared with $144,467 and $278,323 during the corresponding periods in 1995. The increases are due to the Partnership's increased cash balance.

Total expenses for the three and six months ended June 30, 1996 were $3,336,988 and $6,558,593 compared to $3,064,065 and $6,025,751 for the corresponding periods in 1995. The increases reflect increases in most expense categories.

Interest expense totaled $1,444,862 and $2,840,963 for the three and six months ended June 30, 1996 compared to $1,315,387 and $2,582,826 for the same periods in 1995. The increases reflect the compounding of interest on the zero coupon loan.

Property operating expenses for the three and six months ended June 30, 1996 totaled $973,325 and $1,989,004, respectively, compared to $931,237 and $1,847,061 during the corresponding periods in 1995. The increase in property operating expenses reflects an increase in bad debt expense related to tenants which have either filed for bankruptcy protection or are in legal proceedings and, for the six month period, higher snow removal costs as a result of the harsh winter weather.

Depreciation and amortization for the three and six months ended June 30, 1996 totaled $551,864 and $1,057,024, respectively, compared to $494,133 and $977,051 for the same periods in 1995. The increases are due to depreciation of ongoing additions made to the Mall for tenant improvements and leasing commissions.

General and administrative expenses for the three and six months ended June 30, 1996 totaled $111,272 and $160,272, respectively, compared to $67,325 and $106,846 for the same periods in 1995. The increases are primarily due to higher legal fees in the 1996 periods incurred for work related to counsel regarding the upcoming loan maturities.

Mall tenant sales (exclusive of anchor tenants) for the five months ended May 31, 1996 and 1995 were $19,685,000 and $20,341,000, respectively, a decline of approximately 3%. Mature tenant sales for the five months ended May 31, 1996 and 1995 were $16,639,000 and $17,186,000, respectively, a decline of approximately 3%. A mature tenant is defined as a tenant that has operated at the Mall for each of the last two years. The declines in tenant sales reflect lower occupancy at the property as well as continued weakness in apparel sales and strong competition from nearby retail complexes, particularly discounters and value-priced retailers. At June 30, 1996 and 1995, the Mall was 80.6% and 90.1% occupied, respectively, exclusive of anchor tenants.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

          (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SHOPCO LAUREL CENTRE, L.P.

                     BY: LAUREL CENTRE INC.
                         General Partner



Date: August 14, 1996    BY: /s/ Paul L. Abbott
                         Director, President, and
                         Chief Executive Officer



Date: August 14, 1996    BY: /s/ Robert J. Hellman
                         Director, Vice President and
                         Chief Financial Officer