Form 10-Q
period 1996-09-30
SHOPCO LAUREL CENTRE L P
filed 1996-11-14
CIK 810781

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X            Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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

                       Yes    X    No ____



Part I. - Financial Information  Item 1. Financial Statements.

Consolidated Balance Sheets         At September 30,           At December 31,
                                               1996                      1995
Assets
Real estate, at cost:
 Land                                  $  5,304,011              $  5,304,011
 Building                                61,448,229                61,062,234
 Improvements                             3,824,602                 3,668,110
                                         70,576,842                70,034,355
Less accumulated depreciation
   and amortization                     (15,574,566)              (14,100,499)
                                         55,002,276                55,933,856
Cash and cash equivalents                 7,767,743                13,427,085
Accounts receivable, net of allowance
   of $692,458 in 1996 and $254,927
   in 1995                                  101,252                   242,818
Deferred rent receivable                    547,418                   482,624
Deferred charges, net of
   accumulated amortization of
   $314,871 in 1996 and $273,442
   in 1995                                  104,988                  133,295
Prepaid expenses                            800,066                  553,034
  Total Assets                         $ 64,323,743             $ 70,772,712
Liabilities, Minority Interest
  and Partners' Capital (Deficit)
 Liabilities:
 Accounts payable and
    accrued expenses                   $    286,123             $    285,035
 Zero coupon first mortgage
   note payable                          57,663,803               53,525,503
 Second mortgage note payable             2,000,000                2,000,000
 Second mortgage note accrued
   interest payable                          19,167                   19,167
 Due to affiliates                            9,029                    8,851
 Security deposits payable                   10,648                   14,633
 Deferred income                            788,853                  804,171
 Distribution payable                     6,354,545                  588,384
  Total Liabilities                      67,132,168               57,245,744
Minority interest                          (774,592)                (583,239)
Partners' Capital (Deficit):
 General Partner                            756,315                  917,755
 Limited Partners (4,660,000 limited
   partnership units authorized,
   issued and outstanding)               (2,790,148)              13,192,452
  Total Partners' Capital (Deficit)      (2,033,833)              14,110,207
  Total Liabilities, Minority
    Interest and Partners' Capital
      (Deficit)                        $ 64,323,743             $ 70,772,712


Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                        Limited       General
                                       Partners       Partner           Total
Balance at December 31, 1995      $  13,192,452   $   917,755   $  14,110,207
Net loss                               (954,100)       (9,637)       (963,737)
Distributions                       (15,028,500)     (151,803)    (15,180,303)
Balance at September 30, 1996     $  (2,790,148)  $   756,315   $  (2,033,833)



Consolidated Statements of Operations
                                  Three months ended         Nine months ended
                                     September 30,              September  30,
                                 1996          1995          1996         1995
Income
Rental income            $  1,474,534  $  1,515,640  $  4,496,497 $  4,359,157
Escalation income           1,144,763     1,252,270     3,642,026    3,889,071
Miscellaneous income          284,405       131,919       550,476      306,803
Interest income               136,285       145,916       482,378      424,239
  Total Income              3,039,987     3,045,745     9,171,377    8,979,270
Expenses
Interest expense            1,469,837     1,336,095     4,310,800    3,918,921
Property operating
  expenses                  1,243,417     1,022,097     3,232,421    2,869,158
Depreciation and
  amortization                508,472       497,742     1,565,496    1,474,793
Real estate taxes             257,602       255,665       768,932      767,632
General and administrative    108,429        50,855       268,701      157,701
  Total Expenses            3,587,757     3,162,454    10,146,350    9,188,205
Loss before minority
  interest                   (547,770)     (116,709)     (974,973)    (208,935)
Minority interest               5,533         1,418        11,236        1,244
Net Loss                 $   (542,237)  $  (115,291) $   (963,737) $  (207,691)
Net Loss Allocated:
To the General Partner   $     (5,422)  $    (1,153) $     (9,637) $    (2,077)
To the Limited Partners      (536,815)     (114,138)     (954,100)    (205,614)
                         $   (542,237)  $  (115,291) $   (963,737) $  (207,691)
Per limited partnership
 unit (4,660,000
 outstanding)                 $ (.11)        $ (.02)       $ (.20)      $ (.04)



Consolidated Statements of Cash Flows
For the nine  months ended September 30,               1996              1995

Cash Flows From Operating Activities:
Net loss                                       $   (963,737)     $   (207,691)
Adjustments to reconcile net loss
to net cash provided by operating
activities:
 Minority interest                                  (11,236)           (1,244)
 Depreciation and amortization                    1,565,496         1,474,793
 Increase in interest on zero coupon
 first mortgage note payable                      4,138,300         3,746,421
 Increase (decrease) in cash arising
 from changes in operating assets
 and liabilities:
  Accounts receivable                               141,566            84,862
  Deferred rent receivable                          (64,794)         (113,884)
  Deferred charges                                  (13,122)          (37,621)
  Prepaid expenses                                 (247,032)         (265,495)
  Accounts payable and accrued expenses               1,088             8,426
  Due to affiliates                                     178               734
  Security deposits payable                          (3,985)               --
  Deferred income                                   (15,318)           52,402
Net cash provided by operating activities         4,527,404         4,741,703
Cash Flows From Investing Activities:
Additions to real estate                           (592,487)       (1,509,078)
Net cash used for investing activities             (592,487)       (1,509,078)
Cash Flows From Financing Activities:
Cash distributions to partners                   (9,414,142)       (1,765,152)
Cash distributions-minority interest               (180,117)          (24,014)
Net cash used for financing activities           (9,594,259)       (1,789,166)
Net increase (decrease) in cash and
  cash equivalents                               (5,659,342)        1,443,459
Cash and cash equivalents, beginning
  of period                                      13,427,085        10,431,820
Cash and cash equivalents, end
  of period                                    $  7,767,743     $  11,875,279
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest       $    172,500     $     172,500


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the annual 1995 audited consolidated financial statements within Form 10-K of Shopco Laurel Centre, L.P. ("Shopco").

The unaudited interim consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the consolidated statement of partner's capital (deficit) for the nine months ended September 30, 1996. Results of operations for the periods are not indicative of the results expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On September 20, 1996, State Street Bank and Trust Company ("State Street"), one of the mortgage lenders to Laurel Owner Partners Limited Partnership (the "Owner Partnership") of which Shopco is the sole general partner and which owns an interest in a shopping mall in Laurel, Maryland (the "Property" or the "Mall"), obtained a temporary restraining order (the "TRO") in the Circuit Court for Prince George's County, Maryland (the "Court"), enjoining the payment of a cash distribution of $1.35 per Unit declared by Shopco on September 20, 1996, and scheduled to be paid on October 10, 1996, to Unitholders of record as of September 30, 1996. The TRO also enjoined the Owner Partnership, Shopco and its general partner, Laurel Centre Inc. ("LCI"), from taking any act to disseminate, distribute or convey cash and cash equivalents except, subject to State Street's approval, to pay normal operating expenses incurred in the operation of the Mall. The TRO was issued pursuant to a lawsuit commenced against the Owner Partnership, Shopco and LCI by State Street alleging, among other things, that the distribution declared on September 20, 1996, would constitute a fraudulent conveyance and a conversion of the lenders' interest in the rents from the Property and that there had been a waste of State Street's collateral. The Owner Partnership filed a memorandum of law with the Court taking the position that no waste had occurred, State Street's remedy was solely to the Property because of the non-recourse nature of the mortgage loan, and that the TRO should be vacated.

On October 9, 1996, the Owner Partnership entered into an agreement (the "Settlement Agreement") with the lenders who hold the mortgage debt of the Owner Partnership. The terms of the non- recourse mortgage loans, which are secured by the Property and have a maturity date of October 15, 1996 (the accreted amount of which was approximately $59.9 million on such date), permit the lenders to exercise certain remedies upon a default in the payment of principal or interest on the loans, including foreclosure of the mortgages on the Property and the appointment of a receiver. The Owner Partnership did not pay the mortgage loans when due at maturity. In accordance with the terms of the Settlement Agreement and the mortgage loan documents, Capital Growth Mortgage Investors, L.P., one of the mortgage lenders, docketed a foreclosure action with the Court on October 16, 1996, and pursuant to a Court order (the "Consent Order"), had a receiver appointed for the Property (the "Receiver"). Pursuant to the Consent Order, the Receiver took possession of the Property and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement. Shopco and the Owner Partnership therefore no longer receive cash flow from, or manage, the Mall from and after October 16, 1996.

In the Settlement Agreement, the lenders agreed, among other things, after satisfaction of the conditions set forth in the Settlement Agreement, to release Shopco, the Owner Partnership and LCI and their respective unitholders, partners, stockholders and directors on the Release Date (as defined below) from any claims the lenders may have against such parties with respect to the Settlement Agreement, the mortgage loans, the Mall, and the cash held by Shopco, the Owner Partnership and LCI for periods prior to October 16, 1996 (other than $260,000, which is expected to be used for October expenses of the Mall), including the cash needed for the payment of Shopco's previously declared distribution. Similarly, Shopco, the Owner Partnership and LCI agreed to release the mortgage lenders on the Release Date from any claims they may have with respect to the Settlement Agreement, the mortgage loans, and the Mall.

Pursuant to the Settlement Agreement, the parties have also agreed to a standstill of the present litigation and not to commence any new litigation in connection with this matter, provided that Shopco, the Owner Partnership and LCI do not violate the TRO, as modified by the Settlement Agreement, and do not, among other things, object to or delay the foreclosure, file a petition for voluntary bankruptcy, or violate the exclusive right of the Receiver to collect rent proceeds from the Mall and manage the Mall pursuant to the Consent Order.

The Settlement Agreement also provides for the continued effectiveness of the TRO pending the completion of the foreclosure process. State Street has consented in advance to Shopco's use of cash during this period for the payment of certain ordinary expenses, including accounting and financial reporting expenses and legal fees, up to certain dollar thresholds. Additionally, the Owner Partnership is required pursuant to the Settlement Agreement to pay all of its payables that were due and payable as of October 15, 1996, or before. All other expenses of the Mall are to be paid by the Receiver.

The TRO, as modified by the Settlement Agreement, is expected to terminate on the earlier of the date upon which the lenders complete the foreclosure of the Property or March 15, 1997 (the "Outside Date") (such earlier date being the "Release Date"), but is conditioned upon, among other things, Shopco, the Owner Partnership and LCI not objecting to or delaying the foreclosure, not filing a petition for voluntary bankruptcy, and not violating the exclusive right of the Receiver to collect rent proceeds from the Mall and manage the Mall pursuant to the Consent Order. Pursuant to the Settlement Agreement, the Outside Date will be extended by one day for every day the lenders' prosecution of the foreclosure is delayed as a result of any litigation commenced by or on behalf of any person holding any interest in Shopco, the Owner Partnership or LCI. If the foreclosure is completed, the TRO could be terminated before, and perhaps substantially before March 15, 1997. However, to Shopco's knowledge, the lenders have not yet scheduled a foreclosure sale date. Shopco intends to make the previously declared distribution after the TRO terminates. However, due to the uncertainties of the timing of the foreclosure process and other factors, some of which are beyond the control of Shopco, there can be no assurance as to the amount or timing of the distribution, or whether a distribution will be made.

Following the anticipated foreclosure of the mortgages secured by the Property and payment of the previously declared cash distribution, Shopco intends to wind up its activities and dissolve pursuant to the terms of its partnership agreement. Any remaining cash available for distribution, after provision for expenses, would be distributed to the partners at such time.

The American Stock Exchange (the "Exchange") has determined that Shopco no longer meets the guidelines and procedures for continued listing eligibility established by the Exchange, and it intends to remove Shopco's Units from listing and registration effective November 21, 1996. The Units have been trading on the NASD's over-the-counter bulletin board under the symbol "LSCZZ". Quotes and transactions may continue to be available through retail brokers. However, no broker or other person has an obligation to make a market in the Units, and there can be no assurance that a market for Units will develop or continue.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Owner Partnership's two non-recourse mortgage loans secured by the Owner Partnership's interest in the Mall, matured on October 15, 1996. The accreted value of the mortgages as of the maturity date totaled approximately $59.9 million. In anticipation of the maturity of the loans, Shopco pursued both a sale of the Mall and a refinancing or extension of the mortgage debt. Such efforts did not result in any sales or refinancing proposals which would have sufficiently allowed the Owner Partnership to meet its debt obligations, and, although Shopco pursued possible extensions of the existing loans, the mortgage lenders did not grant an extension of the loans. As a result, the Owner Partnership did not pay the mortgage loans when due at maturity.

On September 20, 1996, Shopco declared a cash distribution of $1.35 per Unit. This distribution was scheduled to be paid on October 10, 1996, to Unitholders of record as of September 30, 1996. As a result of the declaration, distribution payable increased from $588,384 at December 31, 1995 to $6,354,545 at September 30, 1996.

Also on September 20, 1996, State Street obtained a TRO in the Court, enjoining the payment of the $1.35 per Unit distribution declared on September 20, 1996. The TRO also enjoined the Owner Partnership, Shopco and LCI from taking any act to disseminate, distribute or convey cash and cash equivalents except, subject to State Street's approval, to pay normal operating expenses incurred in the operation of the Mall. The TRO was issued pursuant to a lawsuit commenced against the Owner Partnership, Shopco and LCI by State Street alleging, among other things, that the distribution declared on September 20, 1996, would constitute a fraudulent conveyance and a conversion of the lenders' interest in the rents from the Property and that there had been a waste of State Street's collateral. The Owner Partnership filed a memorandum of law with the Court taking the position that no waste had occurred, State Street's remedy was solely to the Property because of the non-recourse nature of the mortgage loan, and that the TRO should be vacated.

On October 9, 1996, the Owner Partnership entered into a Settlement Agreement with the lenders who hold the mortgage debt of the Owner Partnership. The terms of the non-recourse mortgage loans permit the lenders to exercise certain remedies upon a default in the payment of principal or interest on the loans, including foreclosure of the mortgages on the Property and the appointment of a receiver. As a result of the Owner Partnership not paying the mortgage loans in full at maturity and in accordance with the terms of the Settlement Agreement and the mortgage loan documents, Capital Growth Mortgage Investors, L.P., one of the mortgage lenders, docketed a foreclosure action with the Court on October 16, 1996, and pursuant to a Consent Order, had a Receiver appointed for the Property. Pursuant to the Consent Order, the Receiver took possession of the Property and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement. Shopco and the Owner Partnership therefore no longer receive cash flow from, or manage, the Mall from and after October 16, 1996.

In the Settlement Agreement, the lenders agreed, among other things, after satisfaction of the conditions set forth in the Settlement Agreement, to release Shopco, the Owner Partnership and LCI and their respective unitholders, partners, stockholders and directors on the Release Date from any claims the lenders may have against such parties with respect to the Settlement Agreement, the mortgage loans, the Mall, and the cash held by Shopco, the Owner Partnership and LCI for periods prior to October 16, 1996 (other than $260,000, which is expected to be used for October expenses of the Mall), including the cash needed for the payment of Shopco's previously declared distribution. Similarly, Shopco, the Owner Partnership and LCI agreed to release the mortgage lenders on the Release Date from any claims they may have with respect to the Settlement Agreement, the mortgage loans, and the Mall.

The Settlement Agreement also provides for the continued effectiveness of the TRO pending the completion of the foreclosure process. State Street has consented in advance to Shopco's use of cash during this period for the payment of certain ordinary expenses, including accounting and financial reporting expenses and legal fees, up to certain dollar thresholds. Additionally, the Owner Partnership is required pursuant to the Settlement Agreement to pay all of its payables that were due and payable as of October 15, 1996, or before. All other expenses of the Mall are to be paid by the Receiver.

The TRO, as modified by the Settlement Agreement, is expected to terminate on the Release Date, but is conditioned upon, among other things, Shopco, the Owner Partnership and LCI not objecting to or delaying the foreclosure, not filing a petition for voluntary bankruptcy, and not violating the exclusive right of the Receiver to collect rent proceeds from the Mall and manage the Mall pursuant to the Consent Order. If the foreclosure is completed, the TRO could be terminated before, and perhaps substantially before March 15, 1997. However, to Shopco's knowledge, the lenders have not yet scheduled a foreclosure sale date. Shopco intends to make the previously declared distribution after the TRO terminates. However, due to the uncertainties of the timing of the foreclosure process and other factors, some of which are beyond the control of Shopco, there can be no assurance as to the amount or timing of the distribution, or whether a distribution will be made.

Following the anticipated foreclosure of the mortgages secured by the Property and payment of the previously declared cash distribution, Shopco will wind up its activities and dissolve pursuant to the terms of its partnership agreement. Any remaining cash available for distribution, after provision for expenses, would be distributed to the partners at such time.

At September 30, 1996, Shopco and the Owner Partnership had cash and cash equivalents totaling $7,767,743, compared with $13,427,085 at December 31, 1995. The decrease is primarily a result of cash distributions to limited partners and expenditures for property improvements exceeding net cash provided by operating activities. Shopco paid a second quarter 1996 cash distribution totaling $1.75 per unit on August 15, 1996.

Accounts receivable decreased from $242,818 at December 31, 1995 to $101,252 at September 30, 1996 reflecting an increase in the allowance for doubtful accounts related to several current and vacated tenants at the Mall. The decrease in accounts receivable is partially offset by the continued billing of base rents to bankrupt tenants which have vacated the mall. Billings of base rents to bankrupt tenants which have vacated the mall continue until a settlement is reached between the parties involved in such bankruptcy proceedings.

At September 30, 1996, prepaid expenses totaled $800,066 compared with $553,034 at December 31, 1995. The increase reflects the prepayment during the third quarter of 1996 of real estate taxes for the July 1, 1996 to June 30, 1997 real estate tax year.

The zero coupon first mortgage note payable increased from $53,525,503 at December 31, 1995 to $57,663,803 at September 30, 1996, reflecting the accrual of interest on the zero coupon first mortgage note.


Results of Operations

The results of operations are primarily attributable to the Mall's operations and to a lesser extent the interest earned on cash reserves held by the Partnership. For the three and nine months ended September 30, 1996, the Partnership reported net losses of $542,237 and $963,737, respectively, compared with net losses of $115,291 and $207,691 for the comparable periods in 1995. The higher net losses during the 1996 periods are primarily the result of increases in all expense categories, partially offset by increases in most income categories. Net cash flow provided by operating activities totaled $4,527,404 for the nine months ended September 30, 1996, compared with $4,741,703 for the corresponding period in 1995. The decrease is primarily attributable to the larger net loss in the 1996 period.

Rental income for the three and nine months ended September 30, 1996 totaled $1,474,534 and $4,496,497, respectively, compared to $1,515,640 and $4,359,157 for the same periods in 1995. The decrease for the three-month period reflects a decrease in percentage rent for the period. The increase for the nine-month period reflects step increases in existing base rents and higher temporary tenant income.

Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. Escalation income for the three and nine months ended September 30, 1996 totaled $1,144,763 and $3,642,026, respectively, compared to $1,252,270 and $3,889,071 for the same periods in 1995. The decrease reflects a lower anticipated recovery rate from the mall tenants for operating expenses during the 1996 periods as a result of a decline in occupancy. Miscellaneous income for the three and nine months ended September 30, 1996 totaled $284,405 and $550,476, respectively, compared to $131,919 and $306,803 for the same periods in 1995. The increases reflect a lease buyout by one Mall tenant of $200,000 and higher late charges and interest on percentage rent payments to the Partnership.

Interest income totaled $136,285 and $482,378 for the three and nine months ended September 30, 1996 compared with $145,916 and $424,239 during the corresponding periods in 1995. The decrease for the three-month period is primarily due to a decrease in the Partnership's invested cash balances resulting from the payment of the Partnership's 1996 second quarter cash distribution on August 15, 1996. The increase for the nine-month period reflects higher average invested cash balances.

The increase in total expenses for the three and nine months ended September 30, 1996 reflects increases in all expenses categories.

Interest expense totaled $1,469,837 and $4,310,800 for the three and nine months ended September 30, 1996 compared to $1,336,095 and $3,918,921 for the same periods in 1995. The increases reflect the compounding of interest on the zero coupon loan.

Property operating expenses for the three and nine months ended September 30, 1996 totaled $1,243,417 and $3,232,421, respectively, compared to $1,022,097 and $2,869,158 during the corresponding periods in 1995. The increase in property operating expenses reflects an increase in bad debt expense related to tenants which have either filed for bankruptcy protection or are in legal proceedings and, for the nine-month period, higher snow removal costs as a result of harsh winter weather.

General and administrative expenses for the three and nine months ended September 30, 1996 totaled $108,429 and $268,701, respectively, compared to $50,855 and $157,701 for the same periods in 1995. The increases are primarily due to higher legal fees in the 1996 periods.

Mall tenant sales (exclusive of anchor tenants) for the eight months ended August 31, 1996 and 1995 were $31,427,000 and $33,019,000 respectively. Mature tenant sales for the eight months ended August 31, 1996 and 1995 were $25,410,000 and $25,749,000 respectively. A mature tenant is defined as a tenant that has operated at the Mall for each of the last two years. The declines in tenant sales reflect lower occupancy at the property as well as continued weakness in apparel sales and strong competition from nearby discount stores. At September 30, 1996 and 1995, the Mall was 80.5% and 86.5% occupied, respectively, exclusive of anchor tenants.

Part II   Other Information

Item 1    Legal Proceedings.

          The information that is set forth under the caption
          "Notes to the Consolidated Financial Statements" in
          Item 1 of Part I of this Report is incorporated herein by reference.

Item 2    Not applicable

Item 3    Defaults Upon Senior Securities.

          The information that is set forth under the caption
          "Notes to the Consolidated Financial Statements" in
          Item 1 of Part I of this Report is incorporated herein by reference.

Items 4-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

          (10a) Settlement Agreement dated October 9, 1996, by and between Laurel Owner Partners Limited Partnership and certain lenders thereto.

          (27) Financial Data Schedule

          (b)  Reports on Form 8-K -

          A Current Report on Form 8-K dated September 20, 1996 pertaining to the temporary restraining order obtained by State Street Bank and Trust Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SHOPCO LAUREL CENTRE, L.P.

                          BY: LAUREL CENTRE INC.
                              General Partner



Date: November 14, 1996   BY: /s/ Paul L. Abbott
                              Director, President,  and
                              Chief Executive Officer



Date: November 14, 1996   BY: /s/ Robert J. Hellman
                              Director and President



Date: November 14, 1996   BY: /s/ Joan Berkowitz
                              Vice President and Chief
                              Financial Officer