Form 10-K
period 1996-12-31
SHOPCO LAUREL CENTRE L P
filed 1997-03-28
CIK 810781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

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

Attn: Andre Anderson
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


Item 1.  Business

(a) General Development of Business

Shopco Laurel Centre, L.P., a Delaware limited partnership ("SLC", the "Partnership"), was formed on December 22, 1986. The affairs of SLC are conducted by its general partner, Laurel Centre Inc. (the "General Partner", formerly Shearson Laurel Inc.), a Delaware corporation. On April 16, 1987 the Partnership commenced investment operations with the acceptance of subscriptions of 4,660,000 depositary units of limited partnership units, the maximum authorized by the limited partnership agreement ("Limited Partnership Agreement"). Upon the admittance of the additional limited partners, the Assignor Limited Partner withdrew from the Partnership. Registered holders ("Unitholders") received an assignment of the economic, voting and other rights attributable to the limited partnership units held by the Assignor Limited Partner. SLC is the sole general partner of Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership that owned an enclosed regional shopping mall located in Laurel, Maryland ("Laurel Centre" or the "Mall").

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

On December 10, 1996, Laurel Centre was purchased in a foreclosure sale, as contemplated by an agreement (the "Settlement Agreement") reached on October 9, 1996 between the Owner Partnership and the lenders holding the non-recourse mortgage debt of the Owner Partnership. As a result of the foreclosure sale, the Partnership is currently in the process of liquidation in accordance with the terms of the Limited Partnership Agreement. Please see Item 3 "Legal Proceedings", Item 7 "Management's Discussion and Analysis of Financial Condition" and Note 1 to the Consolidated Financial Statements included herein for discussions regarding the Settlement Agreement and the disposition of Laurel Centre.

(b)  Financial Information About Industry Segments

All of SLC's revenues, operating profit or loss and assets related solely to its interest as the general partner of the Owner Partnership. All of the Owner Partnership's revenues, operating profit or loss and assets related solely to its ownership and operation of the Mall.

(c)  Narrative Description of Business

SLC's sole business is acting as the general partner of the Owner
Partnership. The Owner Partnership's sole business was the ownership and operation of the Mall. See Item 2 for a description of the Mall and a discussion of its disposition.

The Mall was managed on a day-to-day basis until October 16, 1996 by Shopco Management Corp. (the "Property Manager"), a New York corporation and an affiliate of NAT. The Property Manager was responsible for rent collection, leasing and day-to-day on-site management of the Mall. See
Note 8 to the Consolidated Financial Statements for the terms of the management agreement between the Owner Partnership and the Property Manager.

In accordance with the mortgage loan documents and as contemplated by the terms of the Settlement Agreement, Capital Growth Mortgage Investors, L.P., one of the mortgage lenders, docketed a foreclosure action with the Circuit Court for Prince George's County, Maryland (the "Court") on October 16, 1996, and pursuant to a Court order (the "Consent Order"), had a receiver appointed for the Property (the "Receiver"). Pursuant to the Consent Order, the Receiver took possession of the Property and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement.

Employees

The Partnership has no employees. The affairs of the Partnership are conducted by the General Partner. See Items 10 and 13 for further information.


Item 2.  Properties
Reference is made to Note 3 of the Notes to the Consolidated Financial Statements for a description of the Mall.


Item 3.  Legal Proceedings

On September 20, 1996, The State Street Bank and Trust Company ("State Street"), one of the mortgage lenders to the Owner Partnership of which the Partnership is the sole general partner and which owns an interest in the Mall, obtained a temporary restraining order (the "TRO") from the Court, enjoining the payment of a cash distribution of $1.35 per Unit declared by the Partnership on September 20, 1996, and scheduled to be paid on October 10, 1996, to Unitholders of record as of September 30, 1996. The TRO also enjoined the Owner Partnership, the Partnership and the General Partner, from taking any act to disseminate, distribute or convey cash and cash equivalents except, subject to State Street's approval, to pay normal operating expenses incurred in the operation of the Mall. The TRO was issued pursuant to a lawsuit commenced against the Owner Partnership, the Partnership and the General Partner by State Street alleging, among other things, that the distribution declared on September 20, 1996, would constitute a fraudulent conveyance and a conversion of the lenders' interest in the rents from the Mall and that there had been a waste of State Street's collateral. The Owner Partnership filed a memorandum of law with the Court taking the position that no waste had occurred, State Street's remedy was solely to the Mall because of the non-recourse nature of the mortgage loan, and that the TRO should be vacated.

On October 9, 1996, the Owner Partnership entered into the Settlement Agreement with the lenders who hold the mortgage debt of the Owner Partnership. The terms of the non-recourse mortgage loans, which were secured by the Property and had a maturity date of October 15, 1996 (the accreted amount of which was approximately $59.9 million on such date), permitted the lenders to exercise certain remedies upon a default in the payment of principal or interest on the loans, including foreclosure of the mortgages on the Property and the appointment of a receiver. The Owner Partnership did not pay the mortgage loans when due at maturity. In accordance with the terms of the Settlement Agreement and the mortgage loan documents, Capital Growth Mortgage Investors, L.P., one of the mortgage lenders, docketed a foreclosure action with the Court on October 16, 1996, and pursuant to the Consent Order, had the Receiver appointed for the Mall. Pursuant to the Consent Order, the Receiver took possession of the Mall and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement. The Partnership and the Owner Partnership therefore no longer received cash flow from, or managed, the Mall from and after October 16, 1996.

In the Settlement Agreement, the lenders agreed, among other things, after satisfaction of the conditions set forth in the Settlement Agreement, to release the Partnership, the Owner Partnership and the General Partner and their respective unitholders, partners, stockholders and directors on the Release Date (as defined below) from any claims the lenders may have against such parties with respect to the Settlement Agreement, the mortgage loans, the Mall, and the cash held by the Partnership, the Owner Partnership and the General Partner for periods prior to October 16, 1996 (other than $260,000, which was used for October expenses of the Mall), including the cash needed for the payment of the Partnership's previously declared distribution. Similarly, the Partnership, the Owner Partnership and the General Partner agreed to release the mortgage lenders on the Release Date from any claims they may have with respect to the Settlement Agreement, the mortgage loans, and the Mall.

Pursuant to the Settlement Agreement, the parties also agreed to a standstill of the present litigation and not to commence any new litigation in connection with this matter, provided that the Partnership, the Owner Partnership and the General Partner do not violate the TRO, as modified by the Settlement Agreement, and do not, among other things, object to or delay the foreclosure, file a petition for voluntary bankruptcy, or violate the exclusive right of the Receiver to collect rent proceeds from the Mall and manage the Mall pursuant to the Consent Order.

The Settlement Agreement provided for the continued effectiveness of the TRO pending the completion of the foreclosure process. State Street consented in advance to the Partnership's use of cash during this period for the payment of certain ordinary expenses, including accounting and financial reporting expenses and legal fees, up to certain dollar thresholds. Additionally, the Owner Partnership was required pursuant to the Settlement Agreement to pay all of its payables that were due and payable as of October 15, 1996, or before. All other expenses of the Mall were to be paid by the Receiver.

The TRO, as modified by the Settlement Agreement, was expected to terminate on the earlier of the date upon which the lenders complete the foreclosure of the Property or March 15, 1997 (the "Outside Date") (such earlier date being the "Release Date").

On December 10, 1996, the Mall was purchased by the Lenders pursuant to a foreclosure sale in accordance with terms of the Settlement Agreement. The foreclosure sale was subsequently ratified by the Court and the Lenders obtained title to the Mall on January 24, 1997. Pursuant to the terms of the Settlement Agreement, the Partnership had the TRO vacated by the Court on March 3, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the UnitHolders at a meeting or otherwise during the three months ended December 31, 1996.


                                  PART II


Item 5. Market for the Registrant's Limited Partnership Units and Related Security Holder Matters

(a) Market Information

The Units were listed on the American Stock Exchange and traded under the symbol "LSC". Effective November 21, 1996, the American Stock Exchange (the "Exchange") removed The Partnership's Units from listing and registration following its determination that the Partnership no longer met the guidelines and procedures for continued listing eligibility established by the Exchange.

The high and low sales price of the Units on the American Stock Exchange as reported on the consolidated transaction reporting system, during the seven quarters prior to the fourth quarter of 1996, were as follows:

                                High           Low
            1995
            First Quarter     $ 3.13        $ 2.38
            Second Quarter      3.00          2.31
            Third Quarter       2.81          2.44
            Fourth Quarter      2.63          1.69

            1996
            First Quarter     $ 2.69        $ 2.25
            Second Quarter      3.06             2
            Third Quarter       3.18          1.25
            Fourth Quarter*     1.38          1.25

             * On November 21, 1996, the Exchange removed the Partnership's Units from listing and registration.


(b) Holders

As of December 31, 1996, to the knowledge of the Partnership, there were 2,729 UnitHolders.

(c) Distribution of Net Cash Flow

Pursuant to the Consent Order, the Receiver took possession of the Mall and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement. Therefore, the Partnership and the Owner Partnership no longer received cash flow from, or managed, the Mall from and after October 16, 1996.

SLC's policy is to distribute to the UnitHolders their allocable portion of Net Cash Flow (as defined in the Partnership Agreement) in respect of each fiscal year in quarterly installments based on estimated Net Cash Flow for the current year. Distribution levels are also determined based on the Partnership's need for reserves and estimates of future expenditures which can impact distribution levels over time. Distributions of Net Cash Flow were paid on a quarterly basis to registered UnitHolders on record dates established by SLC, which generally were the last day of each quarter. If a UnitHolder transfers a Unit prior to a record date for a quarterly distribution of Net Cash Flow, the transferor UnitHolder may be subject to tax on part or all of the net income from operations, if any, for such quarter (since net income from operations is allocated on a monthly basis, rather than quarterly), but will not be entitled to receive any portion of the Net Cash Flow to be distributed with respect to such quarter.

Pursuant to the Owner Partnership's Amended and Restated Limited
Partnership Agreement (the "Owner Partnership Agreement"), Net Cash Flow (as defined) of the Owner Partnership from the operation of the Mall is generally distributed 98% to SLC and 2% to NAT.

In determining the amount of Net Cash Flow of the Owner Partnership and SLC to be distributed, the General Partner, in its discretion, takes into account the cash requirements of each, including operating expenses, contingencies and such additional funding requirements for the Partnership and the Owner Partnership.

It is the Partnership's intent to wind up its affairs and make a liquidating distribution, if any, at the earliest practical date.

Quarterly Cash Distributions Per Limited Partnership Unit

Distribution amounts are reflected in the period for which they are declared. The record date for regular cash distributions is the last day of the respective quarter and the actual cash distributions are paid approximately 45 days after the record date.

                               1996 (1)      1995 (1)

            First Quarter   $  .125       $  .125
            Second Quarter     1.75 (2)      .125
            Third Quarter      1.35 (3)      .125
            Fourth Quarter        -          .125

            TOTAL           $ 3.225        $  .50

              (1) All cash distributions in 1995 and 1996 constitute returns of capital.

              (2) Includes a special cash distribution of $1.625 paid on August 15, 1996 to Unitholders of record as of June 30, 1996.

              (3) Paid on March 17, 1997 to Unitholders of record as of September 30, 1996 and includes a special cash distribution in the amount of $1.225.


Related Security Holder Matters

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


Item 6.  Selected Financial Data

As of and for the years ended December 31,

                       1996         1995         1994         1993         1992

Total Income    $10,176,690  $11,949,820  $11,122,199  $10,597,213   $9,845,067

Loss from
 discontinued
 operations     $(1,177,531) $        --  $        --  $        --  $        --

Net Loss        $ 1,940,738  $   315,269  $   457,345  $   244,452  $   486,291

Net Loss per
 Limited
 Partnership
 Unit*          $       .41  $       .07  $       .10  $       .05  $       .10

Real Estate,
 net of
 accumulated
 depreciation   $        --  $55,933,856  $56,344,774  $57,760,189  $59,113,389

Property held
 for
 disposition    $55,973,759  $        --  $        --  $       --   $        --

Notes Payable
 and Accrued
 Interest       $60,654,731  $55,544,670  $50,476,031  $45,887,373  $41,733,243

Total Assets    $63,880,094  $70,772,712  $68,287,685  $66,688,829  $65,112,312

Cash
 Distributions
 per Limited
 Partnership
 Unit*           $ 3.225 (1)       $ .50        $ .50        $ .50        $ .50

* 4,660,000 Units outstanding

(1)Includes special cash distributions of $1.625 per Unit paid on August 15, 1996 to Unitholders of record as of June 30, 1996 and $1.225 per Unit paid on March 17, 1997 to Unitholders of record as of September 30, 1996.

The above selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Settlement Agreement and Disposition of Laurel Centre
The Owner Partnership's two non-recourse mortgage loans secured by the Owner Partnership's interest in the Mall, matured on October 15, 1996. The accreted value of the mortgages as of the maturity date totaled approximately $59.9 million. In anticipation of the maturity of the loans, the Partnership pursued both a sale of the Mall and a refinancing or extension of the mortgage debt. Such efforts did not result in any sales or refinancing proposals which would have sufficiently allowed the Owner Partnership to meet its debt obligations, and, although the Partnership pursued possible extensions of the existing loans, the mortgage lenders did not grant an extension of the loans. As a result, the Owner Partnership did not pay the mortgage loans when due at maturity.

On September 20, 1996, State Street, one of the mortgage lenders to the Owner Partnership of which the Partnership is the sole general partner and which owns an interest in the Mall, obtained the TRO in the Court, enjoining the payment of a cash distribution of $1.35 per Unit declared by the Partnership on September 20, 1996, and scheduled to be paid on October 10, 1996, to Unitholders of record as of September 30, 1996. The TRO also enjoined the Owner Partnership, the Partnership and the General Partner, from taking any act to disseminate, distribute or convey cash and cash equivalents except, subject to State Street's approval, to pay normal operating expenses incurred in the operation of the Mall. The TRO was issued pursuant to a lawsuit commenced against the Owner Partnership, the Partnership and the General Partner by State Street alleging, among other things, that the distribution declared on September 20, 1996, would constitute a fraudulent conveyance and a conversion of the lenders' interest in the rents from the Property and that there had been a waste of State Street's collateral. The Owner Partnership filed a memorandum of law with the Court taking the position that no waste had occurred, State Street's remedy was solely to the Property because of the non-recourse nature of the mortgage loan, and that the TRO should be vacated.

On October 9, 1996, the Owner Partnership entered into the Settlement Agreement with the lenders who hold the mortgage debt of the Owner Partnership. The terms of the non-recourse mortgage loans, which were secured by the Property and had a maturity date of October 15, 1996 (the accreted amount of which was approximately $59.9 million on such date), permitted the lenders to exercise certain remedies upon a default in the payment of principal or interest on the loans, including foreclosure of the mortgages on the Property and the appointment of a receiver. The Owner Partnership did not pay the mortgage loans when due at maturity. In accordance with the terms of the Settlement Agreement and the mortgage loan documents, Capital Growth Mortgage Investors, L.P., one of the mortgage lenders, docketed a foreclosure action with the Court on October 16, 1996, and pursuant to the Consent Order, had the Receiver appointed for the Mall (See Note 1 & Note 5 of the Notes to the Consolidated Financial Statements). Pursuant to the Consent Order, the Receiver took possession of the Mall and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement. The Partnership and the Owner Partnership therefore no longer received cash flow from, or managed, the Mall from and after October 16, 1996.

In the Settlement Agreement, the lenders agreed, among other things, after satisfaction of the conditions set forth in the Settlement Agreement, to release the Partnership, the Owner Partnership and the General Partner and their respective unitholders, partners, stockholders and directors on the Release Date from any claims the lenders may have against such parties with respect to the Settlement Agreement, the mortgage loans, the Mall, and the cash held by the Partnership, the Owner Partnership and the General Partner for periods prior to October 16, 1996 (other than $260,000, which was used for October expenses of the Mall), including the cash needed for the payment of the Partnership's previously declared distribution. Similarly, the Partnership, the Owner Partnership and the General Partner agreed to release the mortgage lenders on the Release Date from any claims they may have with respect to the Settlement Agreement, the mortgage loans, and the Mall.

The Settlement Agreement provided for the continued effectiveness of the TRO pending the completion of the foreclosure process. State Street consented in advance to the Partnership's use of cash during this period for the payment of certain ordinary expenses, including accounting and financial reporting expenses and legal fees, up to certain dollar thresholds. Additionally, the Owner Partnership is required pursuant to the Settlement Agreement to pay all of its payables that were due and payable as of October 15, 1996, or before. All other expenses of the Mall are to be paid by the Receiver.

On December 10, 1996, the Mall was purchased by the Lenders pursuant to a foreclosure sale as contemplated by the terms of the Settlement Agreement. The foreclosure sale was subsequently ratified by the Court and the Lenders obtained title to the Mall on January 24, 1997.

The General Partner caused the TRO to be vacated, pursuant to the terms of the Settlement Agreement, on March 3, 1997 subsequent to the withdrawal of the lawsuit previously commenced by State Street. On March 17, 1997, the Partnership paid its previously declared distribution of $1.35 per Unit to Unitholders of record as of September 30, 1996. The Partnership is in the process of winding up its activities and dissolving pursuant to the terms of its partnership agreement. Any remaining cash available for distribution, after provision for expenses, will be distributed to the partners at such time.

At December 31, 1996, the Partnership had cash and cash equivalents totaling $7,906,335, compared with $13,427,085 at December 31, 1995. The decrease is primarily due to cash distributions and additions to real estate exceeding cash provided by operating activities. The Partnership declared cash distributions of $3.225 per unit for 1996, including a special cash distribution of $1.625, representing a disbursement from the Partnership's cash reserve, which was paid on August 15, 1996 to Unitholders of record as of June 30, 1996, and an additional special cash distribution, also representing a disbursement from the Partnership's cash reserve, of $1.225 paid on March 17, 1997 to Unitholders of record as of September 30, 1996.

As a result of the Settlement Agreement, real estate, less accumulated depreciation and amortization was reclassified at December 31, 1996 as property held for disposition in the amount of $55,973,759.

Primarily as a result of the execution of the Settlement Agreement detailed above, the following classifications decreased from their respective balances at December 31, 1995 to $0 at December 31, 1996: accounts receivable; deferred rent receivable; deferred charges; prepaid expenses; security deposits payable; and deferred income.

Accounts payable and accrued expenses increased from $286,860 at December 31, 1995 to $657,759 at December 31, 1996 primarily due to increased legal fees associated with the negotiation of the Settlement Agreement.

The zero coupon first mortgage note payable increased $5,055,061 from December 31, 1995 to $58,580,564 at December 31, 1996, due to the accrual of interest on the zero coupon first mortgage note, including default interest accrued subsequent to the October 15, 1996 maturity date of the non-recourse mortgage loans, partially offset by cash flow generated by the Mall from October 16, 1996 to December 31, 1996.

Distribution payable increased from $588,384 at December 31, 1995, representing the Partnership's 1995 fourth quarter distribution, to $6,354,545 at December 31, 1996, which represents the Partnership's previously declared distribution of $1.35 per Unit, which was paid on March 17, 1997 to Unitholders of record as of September 30, 1996.

Results of Operations

1996 versus 1995
For the year ended December 31, 1996, the Partnership reported a net loss of $1,940,738 compared to a net loss of $315,269 during 1995. The larger net loss in 1996 is primarily due to decreases in rental and escalation income and an increase in general and administrative expense, partially offset by a decrease in depreciation and amortization expense. Net cash flow provided by operating activities totaled $4,574,265 for the year ended December 31, 1996 compared to $6,921,415 during 1995. The decrease reflects an increased net loss and a decrease in accounts payable and accrued expenses.

Due to the default on the mortgage loans on October 15, 1996 and transfer of control of the Mall to the Receiver, all revenue and expenses generated by the Mall subsequent to October 15, 1996 are shown on the Statement of Operations as "Loss from discontinued operations". Primarily as a result of this classification, the following income and expense categories decreased from 1995 to 1996: rental income; escalation income; property operating expenses; interest expense; depreciation and amortization; and real estate taxes.

General and administrative expenses increased from $223,623 for the year ended December 31, 1995 to $425,485 during 1996 reflecting increases in legal and other professional fees related to the execution of the Settlement Agreement and required disclosure.

1995 versus 1994
The results of operations are primarily attributable to the Mall's operations and to a lesser extent the interest earned on cash reserves held by the Partnership. Net cash flow from operating activities totaled $6,921,415 for the year ended December 31, 1995, compared with $5,564,906 for the year ended December 31, 1994. The increase was primarily attributable to a reduced net loss in 1995 and the increase in accounts payable and accrued expenses.

For the year ended December 31, 1995, the Partnership reported a net loss of $315,269 compared with a net loss of $457,345 for the year ended December 31, 1994. The lower net loss in 1995 was primarily the result of an increase in rental and interest income in 1995 offset by increases in interest expense and depreciation and amortization expense.

Rental income totaled $5,835,838 for the year ended December 31, 1995 compared with $5,526,093 in 1994. The increase was primarily attributable to higher lease rates for new tenants, lease renewals at higher rates and an increase in temporary tenant income. Escalation income totaled $5,092,316 in 1995 compared with $5,004,831 in 1994. Escalation income represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses. The increase in escalation income was primarily due to higher recoverable property operating expenses in 1995.

Interest income totaled $567,284 for the year ended December 31, 1995 compared with $274,960 in 1994. The increase was due to the Partnership's increased cash balance and higher interest rates earned in 1995. Miscellaneous income totaled $454,382 for the year ended December 31, 1995 compared with $316,315 in 1994, up due to increased promotional expense billed back to tenants.

Total expenses for 1995 were $12,267,900 compared with $11,582,091 in 1994. The increase was primarily due to higher interest expense and property operating expense. Interest expense for 1995 increased from 1994, reflecting the compounding of interest on the Zero Coupon Loan. Property operating expenses also increased from 1994 due primarily to higher bad debt expense, an increase in insurance premiums and management fees. Bad debt expense in 1995, totaling $145,721 during 1995 as compared to $81,610 during 1994, relates primarily to reserves established for tenants at the Mall, or their parent companies, which have filed for bankruptcy.

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

Set forth below are the names, positions, offices held, and brief accounts of the business experience of each Director and Executive Officer of the General Partner, each such person holding similar positions in the General Partner and the Assignor Limited Partner. The following is a list of the officers and directors of Laurel Centre Inc. as of December 31, 1996.

     Name                       Office
     Paul L. Abbott             Director & Chief Executive Officer
     Robert J. Hellman          Director & President
     Elizabeth L. Jarvis        Director
     Raymond C. Mikulich        Director
     Richard A. Morton          Director
     Joan B. Berkowitz          Director, Chief Financial Officer
                                  & Vice President
     Elizabeth Rubin            Vice President
     Robert J. Sternlieb        Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Robert J. Hellman, 42, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Elizabeth L. Jarvis, 61, has been a director of SLC since April 1987. Ms. Jarvis is currently President and principal owner of Jarvis & Associates, specializing in the development, merchandising, leasing and management of shopping centers. From 1978 through 1983, prior to establishing Jarvis & Associates, she was Senior Vice President of the Taubman Company, responsible for the financial performance of nineteen shopping centers.

Raymond C. Mikulich, 44, is a Managing Director of Lehman, and since January 1988, has been head of the Real Estate Investment Banking Group. Prior to joining Lehman Brothers Kuhn Loeb in 1982, Mr. Mikulich was a Vice President with LaSalle National Bank, Chicago, in the Real Estate Advisory Group, where he was responsible for the acquisition of equity interests in commercial real estate. Over his 23 years in the real estate business, Mr. Mikulich has orchestrated acquisitions and dispositions on behalf of individuals and institutional investors alike. Mr. Mikulich holds a BA degree from Knox College and a JD degree from Kent College of Law.

Richard A. Morton, 44, is a principal in entities that own and manage eight million square feet of real estate. Mr. Morton is principal of Ashley Capital which is in the business of owning and operating real estate. Mr. Morton worked with Rosenberg Real Estate Equity Fund as the East Coast Director of Properties from February 1982 to July 1983. From 1977 to 1982, Mr. Morton was employed by the Prudential Insurance Company and from 1980 to 1982 as the General Manager of the New York City Real Estate Investment Office.

Joan B. Berkowitz, 37, is a Vice President of Lehman Brothers, responsible for investment management of retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Elizabeth Rubin, 30, is a Vice President of Lehman Brothers in the Diversified Asset Group. Ms. Rubin joined Lehman Brothers in April 1992. Prior to joining Lehman Brothers, she was employed from September 1988 to April 1992 by the accounting firm of Kenneth Leventhal and Co. Ms. Rubin is a Certified Public Accountant and received a B.S. degree from the State University of New York at Binghamton in 1988.

Robert Sternlieb, 32, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group.
Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation

The Directors and Officers of the General Partner do not receive any salaries or other compensation from the Partnership, except that Elizabeth Jarvis, Richard Morton and Kathleen Carey each receive $12,000 per year for serving as independent Directors of the General Partner and $2,400 for attendance in person at any meeting of the Board of Directors of the General Partner. During 1996, Ms. Carey, Ms. Jarvis and Mr. Morton each received $21,600.

The General Partner is entitled to receive 1% of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See page 3 of the Partnership Agreement for a description of such arrangements which description is incorporated by reference thereto.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Set forth below is a chart indicating the name and the amount and nature of beneficial ownership of more than 5 percent of the Units as of December 31, 1996.

Title of          Name & address of     Amount and nature of   Percent of Class
Class             beneficial owner      beneficial ownership

4,660,000 units   Ross S. Weiner                    333,200                7.2%
representing      & Jeffery B. Citrin
assignments of    c/o Robert G. Minion, Esq.
limited           Lowenstein, Sandler, Kohl
partnership       Fisher & Boylan, P.A.
interest          65 Livingston Avenue
                  Roseland, NJ 07068

Set forth below is a chart indicating as of December 31, 1996 the name and the amount and nature of beneficial ownership of Units held by the General Partner and Officers and Directors thereof. Only the General Partner and those officers and directors thereof which beneficially own any units are listed. No General Partner or any officer or directors thereof, or the officers and directors of the General Partners as a group (9 persons), beneficially owns in excess of 1% of the total Units outstanding.

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

Certain affiliates of SLC may be reimbursed by SLC for the actual costs of goods, services and materials used for or by SLC or the Owner Partnership including, but not limited to audit, appraisal, legal and tax preparation fees as well as costs of data processing. Services are provided by the General Partner and two unaffiliated companies. First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of a general partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation.

As of December 31, 1996, and 1995, $2,143, and $1,401, respectively, was due to affiliates for expenditures paid on behalf of the Partnership. For the years ended December 31, 1996, 1995 and 1994, $101,255, $82,889 and
$61,123, respectively, was reimbursed to affiliates.

On December 1, 1986, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of NAT Limited Partnership, for the management of the Mall. The agreement, which expired on December 31, 1992 provided for an annual fee equal to 3% of the gross rents collected from the Mall, as defined, payable monthly. On September 1, 1993, the Partnership and Shopco Management Corporation executed a new management agreement which provides for an annual fee equal to 4.5% of the fixed minimum and percentage rents effective January 1, 1993. The new agreement initially expired on December 31, 1995, but allowed for automatic renewal at one year intervals thereafter. The new management agreement was renewed for 1996. Shopco Management Corporation managed the Mall until
October 15, 1996. The receiver assumed management of the Mall on October 16, 1996. For the years ended December 31, 1996, 1995, and 1994, management fee expense amounted to $254,798, $311,601 and $276,795, respectively.


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2).


       Index to Consolidated Financial Statements and Schedules

                                                                Page
                                                               Number

      Independent Auditors' Report                              F-1

      Consolidated Balance Sheets
      At December 31, 1996 and 1995                             F-2

      Consolidated Statements of Operations
      For the years ended December 31, 1996, 1995 and 1994      F-3

      Consolidated Statements of Partners' Capital (Deficit)
      For the years ended December 31, 1996, 1995 and 1994      F-3

      Consolidated Statements of Cash Flows
      For the years ended December 31, 1996, 1995 and 1994      F-4

      Notes to the Consolidated Financial Statements            F-5

      Schedule II - Valuation and Qualifying Accounts          F-12

      Schedule III - Real Estate and Accumulated Depreciation  F-13


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

10.15* Settlement Agreement dated October 9, 1996, by and between Laurel Owner
       Partners Limited Partnership and certain lenders thereto is hereby incorporated by reference to exhibit 10(a) of the Partnership's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

27     Financial Data Schedule (filed herewith)

*Previously filed


(c) Reports on Form 8-K in the fourth quarter of fiscal 1996:

     No reports on Form 8-K were filed during the three months ended December 31, 1996.

     On January 24, 1997, A Current Report on Form 8-K was filed reporting the ratification of the foreclosure sale of the Mall and the purchase of the Mall by the Lenders.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1997
                         SHOPCO LAUREL CENTRE, L.P.

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

                         LAUREL CENTRE INC.
                         General Partner


Date:  March 27, 1997
                         BY:     /s/ Paul L. Abbott
                                     Paul L. Abbott
                                     Director, President and
                                     Chief Executive Officer


Date:  March 27, 1997
                         BY:     /s/ Elizabeth Jarvis
                                     Elizabeth Jarvis
                                     Director


Date:  March 27, 1997
                         BY:     /s/ Richard A. Morton
                                     Richard A. Morton
                                     Director


Date:  March 27, 1997
                         BY:     /s/ Robert J. Hellman
                                     Robert J. Hellman
                                     Director, Vice President
                                     and Chief Financial Officer


Date:  March 27, 1997
                         BY:     /s/ Raymond Mikulich
                                     Raymond Mikulich
                                     Director


Date:  March 27, 1997
                         BY:     /s/ Joan Berkowitz
                                     Joan Berkowitz
                                     Vice President


Date:  March 27, 1997
                         BY:     /s/ Elizabeth Rubin
                                     Elizabeth Rubin
                                     Vice President





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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shopco Laurel Centre, L.P. and consolidated partnership as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership's property was transferred to the mortgage lenders on January 24, 1997 pursuant to a foreclosure sale. The General Partner intends to wind up the Partnership's activities and distribute the remaining cash, after provision for liabilities and expenses, in accordance with the Limited Partnership Agreement.


                                   KPMG PEAT MARWICK  LLP

Boston, Massachusetts
March 17, 1997












Consolidated Balance Sheets         At December 31,            At December 31,
                                              1996                       1995
Assets
Property held for disposition        $  55,973,759              $           _
Real estate, at cost
 (notes 3, 5, and 6):
 Land                                           --                  5,304,011
 Building                                       --                 61,062,234
 Improvements                                   --                  3,668,110
                                                --                 70,034,355
Less accumulated
 depreciation and amortization                  --                (14,100,499)
                                                --                 55,933,856
Cash and cash equivalents                7,906,335                 13,427,085
Accounts receivable, net of allowance
 of $254,927 in 1995                            --                    242,818
Deferred rent receivable                        --                    482,624
Deferred charges, net of
 accumulated amortization of $273,442
 in 1995                                        --                    133,295
Prepaid expenses                                --                    553,034
  Total Assets                        $ 63,880,094               $ 70,772,712
Liabilities, Minority Interest
  and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and
  accrued expenses                    $    657,759               $    286,860
 Zero coupon first mortgage
  note payable (note 5)                 58,580,564                 53,525,503
 Second mortgage note payable (note 6)   2,000,000                  2,000,000
 Second mortgage note accrued
  interest payable (note 6)                 74,167                     19,167
 Due to affiliates (note 7)                  7,768                      7,026
 Security deposits payable                      --                     14,633
 Deferred income                                --                    804,171
 Distribution payable (note 9)           6,354,545                    588,384
  Total Liabilities                     67,674,803                 57,245,744
Minority interest                         (783,875)                  (583,239)
Partners' Capital (Deficit)
  (notes 1, 4 and 10):
 General Partner                           746,545                    917,755
 Limited Partners (4,660,000 limited
   partnership units authorized,
   issued and outstanding)              (3,757,379)                13,192,452
  Total Partners' Capital (Deficit)     (3,010,834)                14,110,207
  Total Liabilities, Minority
   Interest and Partners'
   Capital (Deficit)                  $ 63,880,094               $ 70,772,712



Consolidated Statements of Operations
For the years ended December 31,         1996             1995             1994
Income
Rental income (note 3)           $  5,000,201     $  5,835,838     $  5,526,093
Escalation income (note 3)          3,992,192        5,092,316        5,004,831
Miscellaneous income                  599,178          454,382          316,315
Interest income                       585,119          567,284          274,960
  Total Income                     10,176,690       11,949,820       11,122,199
Expenses
Interest expense                    4,550,655        5,298,639        4,822,735
Property operating expenses         3,521,767        3,737,361        3,642,418
Depreciation and amortization       1,650,643        1,984,980        1,873,237
Real estate taxes                     811,866        1,023,297        1,034,656
General and administrative            425,485          223,623          209,045
  Total Expenses                   10,960,416       12,267,900       11,582,091
Loss before discontinued
 operations and
 minority interest                   (783,726)        (318,080)        (459,892)
Loss from discontinued
 operations (note 2)               (1,177,531)              --               --
Loss before minority interest      (1,961,257)        (318,080)        (459,892)
Minority interest                      20,519            2,811            2,547
  Net Loss                       $ (1,940,738)    $   (315,269)    $   (457,345)
Net Loss Allocated:
To the General Partner           $    (19,407)    $     (3,153)    $     (4,573)
To the Limited Partners            (1,921,331)        (312,116)        (452,772)
                                 $ (1,940,738)    $   (315,269)    $   (457,345)
Per limited partnership unit
  (4,660,000 outstanding):
Loss before discontinued
  operations and minority
  interest                            $  (.16)         $  (.07)         $  (.10)
Loss from discontinued operations        (.25)              --               --
                                      $  (.41)         $  (.07)         $  (.10)



              Consolidated Statements of Partners' Capital (Deficit)

For the years ended December 31, 1996, 1995 and 1994
                                        General        Limited
                                        Partner       Partners           Total
Balance at December 31, 1993        $   972,553  $  18,617,340   $  19,589,893
Net loss                                 (4,573)      (452,772)       (457,345)
Distributions (note 9)                  (23,536)    (2,330,000)     (2,353,536)
Balance at December 31, 1994            944,444     15,834,568      16,779,012
Net loss                                 (3,153)      (312,116)       (315,269)
Distributions (note 9)                  (23,536)    (2,330,000)     (2,353,536)
Balance at December 31, 1995            917,755     13,192,452      14,110,207
Net loss                                (19,407)    (1,921,331)     (1,940,738)
Distributions (note 9)                 (151,803)   (15,028,500)    (15,180,303)
Balance at December 31, 1996        $   746,545  $  (3,757,379)  $  (3,010,834)



Consolidated Statements of Cash Flows
For the years ended December 31,            1996           1995           1994
Cash Flows From Operating Activities:
Net loss                            $ (1,940,738)   $  (315,269)   $  (457,345)
Adjustments to reconcile net
 loss to net cash provided
 by operating activities:
   Minority interest                     (20,519)        (2,811)        (2,547)
   Depreciation and amortization       1,650,643      1,984,980      1,873,237
   Increase in interest on zero
     coupon first mortgage note
     payable                           5,006,854      5,068,639      4,588,658
   Increase (decrease) in cash
     arising from changes in
     operating assets and
     liabilities
     (through October 15, 1996):
       Accounts receivable                28,411        286,027        (64,367)
       Deferred rent receivable          (68,463)      (173,146)      (193,549)
       Deferred charges                  (17,408)       (46,062)       (53,417)
       Prepaid expenses                     (550)       (22,588)        (2,524)
       Accounts payable and
         accrued expenses               (117,101)       103,459       (104,360)
       Second mortgage note accrued
         interest payable                 55,000             --             --
       Due to affiliates                     742            742            659
       Security deposits payable          (7,985)            --          2,500
       Deferred income                     5,379         37,444        (22,039)
Net cash provided by
  operating activities                 4,574,265      6,921,415      5,564,906
Cash Flows From Investing Activities:
Additions to real estate                (500,756)    (1,518,973)      (411,426)
Net cash used for investing activities  (500,756)    (1,518,973)      (411,426)
Cash Flows From Financing Activities:
Cash distributions to partners        (9,414,142)    (2,353,536)    (2,353,536)
Cash distributions-minority interest    (180,117)       (53,641)       (53,134)
Net cash used for
  financing activities                (9,594,259)    (2,407,177)    (2,406,670)
Net increase (decrease) in cash
  and cash equivalents                (5,520,750)     2,995,265       2,746,810
Cash and cash equivalents,
  beginning of period                 13,427,085     10,431,820       7,685,010
Cash and cash equivalents,
  end of period                     $  7,906,335   $ 13,427,085    $ 10,431,820
Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the
  period for interest               $  1,845,025   $    230,000    $    234,077
Supplemental Disclosure of
  Non-Cash Operating Activities:
In connection with the debt maturity on October 15, 1996 and appointment of a receiver, the Owner Partnership transferred $48,207 of net operating liabilities to the mortgage lenders.

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred charges of $488,000 were funded through accounts payable and accrued expenses in 1996.

Notes to the Consolidated Financial Statements
December 31, 1996, 1995 and 1994

1.  Organization
Shopco Laurel Centre, L.P. ("SLC" or the "Partnership") was formed as a limited partnership on December 22, 1986 under the laws of the State of Delaware. The Partnership is the general partner of Laurel Owner Partners Limited Partnership (the "Owner Partnership"), a Maryland limited partnership, which owns Laurel Centre (the "Mall" or the "Property").

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

On October 15, 1996, the Partnership defaulted on its mortgage obligations when it failed to pay the outstanding balances when due at maturity. The Mall was subsequently transferred to the mortgage lenders on January 24, 1997 pursuant to a foreclosure sale (see notes 5 and 6). After payment of the cash distribution to UnitHolders of record on September 30, 1996 as further discussed in note 5, the General Partner intends to wind up the Partnership's activities and distribute any remaining cash, after provision for liabilities and expenses, in accordance with the Limited Partnership Agreement.

2.  Summary of Significant Accounting Policies

Basis of Accounting
The consolidated financial statements of SLC have been prepared on the accrual basis of accounting and include the accounts of SLC and the Owner Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting for Impairment
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long- lived assets that are expected to be disposed of. Property held for disposition is recorded at the lower of carrying value or fair market value less costs to sell. The Partnership adopted FAS 121 in the fourth quarter of 1995.

Property Held for Disposition
Prior to October 15, 1996, real estate, which consisted of land, building and improvements, was recorded at cost less accumulated depreciation and amortization. Cost included the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Effective October 15, 1996, the date the Property was transferred to a receiver, the Partnership reclassified its real estate to "Property held for disposition" and therefore, the Partnership suspended depreciation in accordance with FAS 121. Depreciation was computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of improvements was computed using the straight-line method over estimated useful lives of 7 to 12 years.

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

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

Deferred Charges
Leasing commissions were amortized using the straight-line method over the lease term. Effective October 15, 1996, the Partnership suspended amortization of leasing commissions as a result of the transfer of the property to a receiver.

Offering Costs
Offering costs are non-amortizable and are deducted from limited partners' capital.

Transfer of Units and Distributions
Net income or net loss from operations is allocated to the Unit Holders. Upon the transfer of a unit, net income or net loss from operations attributable to such unit generally is allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The UnitHolder of record on the first day of a calendar month is deemed to have transferred their interest on the first day of such month.

Distributions of operating cash flow, as defined in the Partnership Agreement, are paid on a quarterly basis to UnitHolders on record dates established by the Partnership, which generally fall on the last day of each quarter.

Income Taxes
No provision is made for income taxes since such liability is the liability of the individual partners.

Net Income (Loss) Per Limited Partnership Unit
Net income (loss) per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the year.

Rental Income and Deferred Rent
The Partnership had rented the Mall to tenants under operating leases with various terms. Deferred rent receivable consisted of rental income which was recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases. Effective October 15, 1996, the Partnership suspended the recognition of rental income as a result of the transfer of the property to a receiver.

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

Reclassifications
Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

3.  Real Estate
SLC's real estate, which was purchased on December 1, 1986, consists of an enclosed regional shopping mall with three attached anchor stores, J.C. Penney, Inc. ("J.C. Penney"), Montgomery Ward and Hecht's located on approximately
12.28 acres of land known as Laurel Centre, located in Laurel, Maryland. The retail tenant portion of the Mall is contained on two levels, and parking is provided at Laurel Centre for approximately 3,400 cars.

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

Montgomery Ward leases its store, the land on which the store is constructed and an adjacent parking area totaling approximately twelve acres, from an independent third party with which the Owner Partnership is neither affiliated nor related. The lease with Montgomery Ward contains an operating covenant pursuant to which Montgomery Ward was obligated to operate a department store until October 10, 1994, at the Mall under the name of Montgomery Ward or such other name as is used by Montgomery Ward by the majority of its department stores in the eastern part of the United States.

Hecht's leases a parcel of land pursuant to a ground lease on which it has constructed a store. Hecht's was obligated to operate a department store at the Mall until May 6, 1996 under the name of "Hecht's" or "The Hecht Co." or such other name as is used by Hecht's in the Baltimore/Washington area.

The leases provide for percentage rents and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1996, 1995 and 1994, percentage rents amounted to $77,460, $80,906 and
$343,061, respectively, and are included in rental income. For the years ended December 31, 1996, 1995 and 1994, temporary tenant income amounted to $316,961, $338,147 and $307,035, respectively and are included in rental income.

4.  Partnership Agreement
The SLC Partnership Agreement provides that, all income, profits, losses and cash distributions from operations are allocated 1% to the General Partner and 99% to the UnitHolders. Proceeds of sale will be allocated 99.5% to the UnitHolders until the Unit Holders receive their Unrecovered Capital and their Preferred Return Arrearage, as defined. Thereafter, net proceeds will generally be distributed 89% to the UnitHolders and 11% to the General Partner. As of December 31, 1996, the UnitHolders have not received their Unrecovered Capital and their Preferred Return Arrearage.

With respect to the Owner Partnership, SLC has a 98% interest and NAT Limited Partnership has a 2% interest in the income, profits and cash distributions of the Mall. Losses will be allocated 99% to SLC and 1% to NAT Limited Partnership. Upon sale, SLC will receive 99.5% and NAT Limited Partnership will receive .5% of the net proceeds thereof until SLC receives an amount equal to its Unrecovered Capital and Preferred Return Arrearage, as defined. Thereafter, any remaining proceeds will be allocated 90% to SLC (11% to the General Partner and 89% to the UnitHolders) and 10% to NAT Limited
Partnership. As of December 31, 1996, SLC has not received its Unrecovered Capital and its Preferred Return Arrearage.

5.  Zero Coupon First Mortgage Note Payable
Financing for the purchase of the Mall was provided by a Zero Coupon Loan from Lending, Inc., formerly Shearson California Commercial Lending Inc., an affiliate of the General Partner (together with its successors and assignees, the "Zero Coupon Lender"), in the total amount of $22,500,000.

The nonrecourse Zero Coupon Loan accrued interest at an annual implicit rate of 10.2% per annum, compounded semi-annually. The Zero Coupon Loan did not require the payment of any principal or interest currently and matured on October 15, 1996. It was secured by a first deed of trust on the Mall and an assignment of leases. The accreted amount of the Zero Coupon Loan at maturity was $57,894,075.

During 1987, the Zero Coupon Lender sold a 76% participation interest in its right under the Zero Coupon Loan to Kemper Investors Life Insurance Company ("Kemper") in the amount of $17,100,000. Subsequently, in 1993, Kemper sold its participation interest to CBA Associates, Inc. ("CBA Associates"), a conduit entity which placed the loan into a pool of mortgages to be held by a Real Estate Mortgage Investment Conduit (the "REMIC Lender"). The participation interest sold did not include the additional supplemental interest obligation of the note of which 76% was subsequently acquired by Laurel Capital Growth Investors Corp.

Additionally in 1987, the Zero Coupon Lender sold its remaining 24% participation interest in its right under the Zero Coupon Loan to Capital Growth Mortgage Investors, L.P. ("Capital Growth"), an affiliate of the General Partner, in the amount of $5,400,000. The 24% participation sold to Capital Growth included the additional supplemental interest obligation of the note.

The mortgage agreement specifically provided for an annual covenant with which the Owner Partnership must comply. The covenant provided that the accrued value of the zero coupon loan at the end of each year shall not exceed 70% of the most recent appraised value of the Mall. Based upon the appraised value of the Property on January 1, 1996 of $77,000,000, this covenant was met at December 31, 1995.

On September 20, 1996, State Street Bank and Trust Company ("State Street"), obtained a temporary restraining order (the "TRO") in the Circuit Court for Prince Georges' County, Maryland, enjoining the payment of a cash distribution of $1.35 per Unit declared by the Partnership on September 20, 1996, and scheduled to be paid on October 10, 1996, to UnitHolders of record as of September 30, 1996. The TRO also enjoined the Owner Partnership, the Partnership and the General Partner, from taking any act to disseminate, distribute or convey cash and cash equivalents except, subject to State Street's approval, to pay normal operating expenses incurred in the operation of the Mall. The TRO was issued pursuant to a lawsuit commenced against the Owner Partnership, the Partnership and the General Partner by State Street alleging, among other things, that the distribution declared on September 20, 1996, would constitute a fraudulent conveyance and a conversion of the lenders' interest in the rents from the Property and that there had been a waste of State Street's collateral.

On October 9, 1996, the Owner Partnership entered into an agreement (the "Settlement Agreement") with Capital Growth, CBA Associates and State Street (collectively the "Lenders"). The terms of the non-recourse mortgage loans permitted the Lenders to exercise certain remedies upon a default in the payment of principal or interest on the loans, including foreclosure of the mortgages on the Property and the appointment of a receiver. The Owner Partnership defaulted on its mortgage obligations when the mortgage loans were not paid at maturity on October 15, 1996. In accordance with the terms of the Settlement Agreement and the mortgage loan documents, Capital Growth docketed a foreclosure action in the Circuit Court for Prince Georges' County, Maryland on October 16, 1996, and pursuant to a Court order (the "Consent Order"), appointed Zamias Services, Inc. (the "Receiver" or "Zamias") as the receiver for the Mall. Pursuant to the Consent Order, the Receiver took possession of the Property and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement. The Partnership and the Owner Partnership therefore no longer received cash flow from, or managed, the Mall from and after October 16, 1996.

Pursuant to the Settlement Agreement, the Lenders agreed, among other things, after satisfaction of the conditions set forth in the Settlement Agreement, to release the Partnership, the Owner Partnership and the General Partner and their respective UnitHolders, partners, stockholders and directors, on the earlier of the expiration of the 30 day ratification appeal period if no appeal is taken (i.e., on or about February 24, 1997), or on March 15, 1997, if an appeal it taken and absent certain circumstances set out in the Settlement Agreement (the "Release Date"), from any claims the Lenders may have against such parties with respect to the Settlement Agreement, the mortgage loans, the Mall, and the cash held by the Partnership, the Owner Partnership and the General Partner for periods prior to October 16, 1996 (other than $260,000, which was used for October expenses of the Mall), including the cash needed for the payment of the Partnership's previously declared distribution. Similarly, the Partnership, the Owner Partnership and the General Partner agreed to release the mortgage lenders on the Release Date from any claims they may have with respect to the Settlement Agreement, the mortgage loans, and the Mall.

Additionally, the Owner Partnership was required pursuant to the Settlement Agreement to pay all of its payables that were due and payable as of, or before October 15, 1996. All other expenses of the Mall were to be paid by the Receiver.

On December 10, 1996, the Mall was purchased by the Lenders pursuant to a foreclosure sale, which was ratified by the Circuit Court for Prince Georges' County, Maryland on January 24, 1997. Net cash flow generated by the Property from October 16, 1996 through December 31, 1996, totaled $1,653,359, and was applied to accrued interest in accordance with the terms of the Settlement Agreement. The accreted value of the mortgage loan at maturity was $57,894,075. Effective October 15, 1996, default interest totaling $2,291,641, was calculated at 19% in accordance with the mortgage agreement.

6.  Second Mortgage Note Payable
On December 12, 1990, the Partnership obtained a $2,000,000 note from Kemper. The note bore interest at 11.5% and was secured by a second mortgage lien on the real estate. Monthly payments of interest only were required until maturity on October 15, 1996, at which time the principal balance was due.

During 1993, Kemper sold its note to CBA Associates which placed the loan into a pool of mortgages to be held by the REMIC Lender.

On October 15, 1996, the Partnership defaulted on its second mortgage note obligation when it failed to pay the mortgage loan when due. Subsequently, the Lenders purchased the Mall pursuant to a foreclosure sale (see note 5). The value of the mortgage loan, including accrued interest and default interest calculated at 15.5%, totaled $2,074,167 at December 31, 1996.

7.  Transactions with Related Parties
The General Partner or its affiliates earned fees and compensation during 1986 in connection with the acquisition, management, organization and administrative services rendered to SLC of $2,491,000, representing $400,000 in organization fees, $300,000 in a property management negotiations and supervision fee, $500,000 in prepaid asset management fees and $1,291,000 in acquisition fees, of which $5,625 was unpaid at December 31, 1996 and 1995.

As of December 31, 1996 and 1995, $2,143 and $1,401,
respectively, is due to affiliates for expenditures paid on behalf of the Partnership. For the years ended December 31, 1996, 1995, and 1994, $101,255, $82,889, and $61,123,
respectively, was reimbursed to the affiliates.

Cash and Cash Equivalents
Certain cash and cash equivalents were on deposit with an affiliate of the General Partner during a portion of 1996 and all of 1995. As of December 31, 1996, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

8.  Management Agreement
On December 1, 1986, the Partnership entered into an agreement with Shopco Management Corporation, an affiliate of NAT Limited Partnership, for the management of the Mall. The agreement, which expired on December 31, 1992, provided for an annual fee equal to 3% of the gross rents collected from the Mall, as defined, payable monthly. On September 1, 1993, the Partnership and Shopco Management Corporation executed a new management agreement which provides for an annual fee equal to 4.5% of the fixed minimum and percentage rents effective January 1, 1993. The new management agreement initially expired on December 31, 1995, but allows for automatic renewal at one year intervals thereafter. The management agreement was renewed for 1996. Shopco Management Corporation managed the Mall until October 15, 1996. The Receiver assumed management of the Mall on October 16, 1996. For the years ended December 31, 1996, 1995 and 1994, management fee expense amounted to $254,798, $311,601 and $276,795, respectively.

9.  Distributions to Limited Partners
Distributions to limited partners for the years ended December 31, 1996, 1995 and 1994 were $15,028,500 ($3.225 per limited partnership unit), $2,330,000
($.50 per limited partnership unit) and $2,330,000 ($.50 per limited partnership unit), respectively. Cash distributions declared payable to limited partners at December 31, 1996 and 1995 were $6,291,000 ($1.35 per limited partnership unit) and $582,500 ($.125 per limited partnership unit), respectively.

10. Reconciliation of Consolidated Financial Statement Net Loss and Partners' Capital (Deficit) to Federal Income Tax Basis Net
Loss and Partners' Capital (Deficit)

Reconciliations of consolidated financial statement net loss and partners' capital (deficit) to federal income tax basis net loss and partners' capital (deficit) at December 31, follow:

                                         1996            1995            1994
Consolidated financial
  statement net loss            $  (1,940,738)   $   (315,269)   $   (457,345)

Tax basis depreciation over
  financial statement
  depreciation                       (470,139)       (156,364)       (272,504)

Tax basis rental income under
  financial statement
  rental income                       (62,453)       (134,345)       (213,434)

Tax basis minority interest
  under financial statement
  minority interest                    (9,156)         (9,190)         (9,296)

Other                                  (3,838)          1,636          10,612
  Federal income tax basis
    net loss                    $  (2,486,324)   $   (613,532)   $   (941,967)

                                         1996            1995            1994
Financial statement basis
  partners' capital (deficit)   $  (3,010,834)   $ 14,110,207    $ 16,779,012

Current year financial
  statement net loss over
  federal income tax
  basis net loss                     (545,586)       (298,263)       (484,622)

Cumulative financial statement
  net income over cumulative
  federal income tax basis
  net loss                         (5,452,270)     (5,154,007)     (4,669,385)

  Federal income tax basis
    partners' capital (deficit) $  (9,008,690)   $  8,657,937    $ 11,625,005

Because many types of transactions are susceptible to varying interpretations under Federal and State income tax laws and regulations, the amounts determined above may be subject to change at a later date upon final determination by the respective taxing authorities.

11. Subsequent Events
On January 24, 1997, the foreclosure sale of the Mall was ratified by the Circuit Court for Prince George's County, Maryland, and the Mall was acquired by the Lenders. The non- recourse mortgage notes payable of the Owner Partnership, with accrued interest thereon, totaled approximately $61,030,000. The transaction resulted in an extraordinary gain on foreclosure of approximately $5,000,000, which will be reflected in the consolidated statements of operations for the three month period ended March 31, 1997.

On March 3, 1997, the TRO was vacated subsequent to the dismissal of the lawsuit filed by State Street. Accordingly, on March 17, 1997, the Partnership paid the previously declared distribution of $6,291,000 ($1.35 per Unit) to Unitholders.

Schedule II Valuation and Qualifying Accounts

                           Balance at      Charged to                Balance at
                            Beginning       Costs and                    End of
                            of Period        Expenses    Deductions      Period
Allowance for
  doubtful accounts:

Year ended
  December 31, 1994:      $   121,721      $   81,610    $   71,572  $  131,759

Year ended
  December 31, 1995:          131,759         147,608        24,440     254,927

Year ended
  December 31, 1996:      $   254,927      $  437,649    $  692,576  $      --



            Schedule III _ Real Estate and Accumulated Depreciation December 31, 1996


Shopping Center:                               Laurel Centre         Total

Location                                          Laurel, MD            na
Construction date                                       1979            na
Acquisition date                                       12/86            na
Life on which depreciation
in latest income statements
is computed                                               (1)           na
Encumbrances                                    $ 60,654,731  $ 60,654,731
Initial cost to Partnership (2):
     Land                                       $  5,058,967  $  5,058,967
     Building and
     improvements                               $ 56,039,671  $ 56,039,671
Costs capitalized
subsequent to acquisition:
     Land                                       $    245,044  $    245,044
     Building and
Improvements                                    $  9,191,429  $  9,191,429
Write-off                                       $     50,000  $     50,000
Gross amount at which
carried at close of period (3):
     Land                                       $  5,304,011  $  5,304,011
     Building and
     improvements                                 65,181,100    65,181,100
                                                $ 70,485,111  $ 70,485,111

Accumulated depreciation                        $ 15,656,426  $ 15,656,426

(1) Building - 40 years; Improvements - 7 to 12 years.
(2) The initial cost to the Partnership represents the original purchase price of the property.
(3) For Federal income tax purposes, the cost basis of land, building and improvements at December 31, 1996 is $70,327,363.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                       1996             1995            1994
Real estate investments:
Beginning of year              $ 70,034,355     $ 68,515,382    $ 68,106,262
Additions                           500,756        1,518,973         409,120
Dispositions                        (50,000)              --              --
End of year                    $ 70,485,111 (4) $ 70,034,355    $ 68,515,382

Accumulated depreciation:
Beginning of year              $ 14,100,499     $ 12,170,608    $ 10,346,073
Depreciation expense              1,605,927        1,929,891       1,824,535
Dispositions                        (50,000)              --              --
End of year                    $ 15,656,426 (4) $ 14,100,499    $ 12,170,608

(4) Effective October 15, 1996, the carrying value of the Property and related accounts was reclassified to held for disposition from held for investment.