Form 10-Q
period 1997-03-31
SHOPCO LAUREL CENTRE L P
filed 1997-05-15
CIK 810781

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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
                                Yes    X    No ____



Consolidated Balance Sheets
                                       At March 31,     At December 31,
                                              1997                1996
Assets
Property held for disposition          $         --       $ 55,973,759
Cash and cash equivalents                 1,995,947          7,906,335
   Total Assets                        $  1,995,947       $ 63,880,094
Liabilities, Minority Interest
  and Partners' Capital (Deficit)
Liabilities:
Accounts payable and
  accrued expenses  $ 1,185,348        $    657,759
Zero coupon first mortgage
  note payable                                   --         58,580,564
Second mortgage note payable                     --          2,000,000
Second mortgage note accrued
  interest payable                               --             74,167
Due to affiliates                             6,025              7,768
Distribution payable                         63,545          6,354,545
   Total Liabilities                      1,254,918         67,674,803
Minority interest                           (57,178)          (783,875)
Partners' Capital (Deficit):
General Partner                               7,982            746,545
Limited Partners (4,660,000 limited
  partnership units authorized, issued
  and outstanding)                          790,225         (3,757,379)
  Total Partners' Capital (Deficit)         798,207         (3,010,834)
   Total Liabilities, Minority
      Interest and Partners' Capital   $  1,995,947       $ 63,880,094



Consolidated Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997

                                    General        Limited
                                    Partner       Partners           Total

Balance at December 31, 1996     $  746,545   $ (3,757,379)   $ (3,010,834)
Net income (loss)                  (738,563)     4,547,604       3,809,041
Balance at March 31, 1997        $    7,982   $    790,225    $    798,207



Consolidated Statements of Operations
For the three months ended March 31,              1997              1996

Income
Rental income                             $         --      $  1,507,429
Escalation income                                   --         1,390,173
Interest income                                 85,045           173,227
Miscellaneous income                             1,910           116,310
   Total Income                                 86,955         3,187,139
Expenses
Interest expense                                    --         1,396,101
Property operating expenses                         --         1,015,679
Depreciation and amortization                       --           505,160
Real estate taxes                                   --           255,665
General and administrative                      56,712            49,000
   Total Expenses                               56,712         3,221,605
Income (Loss) before discontinued
  operations, extraordinary item
  and minority interest                         30,243           (34,466)
Loss from discontinued operations             (366,442)               --
Loss before extraordinary item
  and minority interest                       (336,199)          (34,466)
Extraordinary Item
Gain on foreclosure of property              5,001,621                --
Income (Loss) before minority interest       4,665,422           (34,466)
Minority interest                             (856,381)            1,324
   Net Income (Loss)                      $  3,809,041      $    (33,142)
Net Income (Loss) Allocated:
To the General Partner                    $   (738,563)     $       (331)
To the Limited Partners                      4,547,604           (32,811)
                                          $  3,809,041      $    (33,142)
Per limited partnership unit
  (4,660,000 outstanding):
Income (Loss) before discontinued
   operations, extraordinary item
   and minority interest                         $ .01           $  (.01)
Loss from discontinued operations                 (.08)               --
Gain on foreclosure of property                   1.05                --
                                                 $ .98           $  (.01)



Consolidated Statements of Cash Flows
For the three months ended March 31,              1997              1996

Cash Flows From Operating Activities:
Net income (loss)                          $ 3,809,041      $    (33,142)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
     Minority interest                         856,381            (1,324)
     Extraordinary gain on foreclosure
       of property                          (5,001,621)               --
     Depreciation and amortization                  --           505,160
     Increase in interest expense on
       zero coupon first mortgage
       note payable                            350,266         1,338,601
     Increase in interest expense on second
       mortgage note accrued interest
       payable                                  20,383                --
     Increase (decrease) in cash arising
       from changes in operating assets
       and liabilities:
          Accounts receivable                       --           (64,968)
          Deferred rent receivable                  --           (38,724)
          Deferred charges                          --            (2,534)
          Prepaid expenses                          --           271,431
          Accounts payable and
            accrued expenses                   (85,751)         (106,599)
          Due to affiliates                     (1,743)           (1,386)
          Deferred income                           --           (42,771)
Net cash provided by (used for)
  operating activities                         (53,044)        1,823,744
Cash Flows From Investing Activities:
Additions to real estate                            --           (62,251)
Net cash used for investing activities              --           (62,251)
Cash Flows From Financing Activities:
Income tax withholdings to limited partners    433,656                --
Cash distributions to partners              (6,291,000)         (588,384)
Net cash used for financing activities      (5,857,344)         (588,384)
Net increase (decrease) in cash and
  cash equivalents                          (5,910,388)        1,173,109
Cash and cash equivalents,
  beginning of period                        7,906,335        13,427,085
Cash and cash equivalents,
  end of period                            $ 1,995,947      $ 14,600,194
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest   $   439,491      $     57,500

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred charges of $50,000 and $488,000 were funded through accounts payable and accrued expenses at March 31, 1997 and December 31, 1996, respectively. Minority interest distributions of $129,684 and income tax withholdings to limited partners of $433,656 were funded through accounts payable and accrued expenses at March 31, 1997. In connection with the foreclosure sale of the property, the mortgage lenders released the Owner Partnership from the related $61,025,380 mortgage obligations.



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital (deficit) for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On January 24, 1997, the foreclosure sale of Laurel Centre (the "Mall" or the "Property") was ratified by the Circuit Court for Prince George's County, Maryland (the "Court"), and the Mall was acquired by the mortgage lenders. The non-recourse mortgage notes payable, with accrued interest thereon, totaled $61,025,380. The transaction resulted in an extraordinary gain on foreclosure of $5,001,621, which is reflected in the consolidated statements of operations for the three months ended March 31, 1997.

The Partnership and Laurel Owner Partners Limited Partnership (the "Owner Partnership") were subject to a temporary restraining order of the Court (the "TRO"), preventing the Partnership, among other things, from paying a $1.35 per unit cash distribution declared on September 20, 1996. The TRO related to litigation commenced by the mortgage lenders against the Owner Partnership, the Partnership and Laurel Centre Inc. (the "General Partner"), in which the mortgage lenders claimed rights, among other things, to the declared distribution (the "Litigation").

On March 3, 1997, the TRO was vacated subsequent to the dismissal of the Litigation. Accordingly, on March 17, 1997, the Partnership paid the previously declared distribution of $6,291,000 ($1.35 per unit) to Unitholders.

The General Partner intends to wind up the affairs of the Partnership and liquidate the Partnership in accordance with the terms of the Partnership Agreement in 1997.


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

On October 9, 1996, the Owner Partnership entered into the Settlement Agreement with the lenders who held the mortgage debt of the Owner Partnership. The terms of the non-recourse mortgage loans, which were secured by the Property and had a maturity date of October 15, 1996 (the accreted amount of which was approximately $59.9 million on such date), permitted the lenders to exercise certain remedies upon a default in the payment of principal or interest on the loans, including foreclosure of the mortgages on the Property and the appointment of a receiver. The Owner Partnership did not pay the mortgage loans when due at maturity. In accordance with the terms of the Settlement Agreement and the mortgage loan documents, Capital Growth Mortgage Investors, L.P., one of the mortgage lenders, docketed a foreclosure action with the Court on October 16, 1996, and pursuant to the Consent Order, had a receiver (the "Receiver") appointed for the Mall. Pursuant to the Consent Order, the Receiver took possession of the Mall and was authorized, among other things: to manage the Mall; to collect all rent proceeds from Mall tenants paid on or after October 16, 1996; and to apply such proceeds to the payment of, among other things, the Mall's management and operating expenses, capital improvements and leasing expenses, with any remaining funds to be paid to the mortgage lenders; in each case, in accordance with the terms of the Settlement Agreement. The Partnership and the Owner Partnership therefore no longer received cash flow from, or managed, the Mall from and after October 16, 1996.

The TRO, as modified by the Settlement Agreement, was expected to terminate on the earlier of the date upon which the lenders completed the foreclosure of the Property or March 15, 1997 (such earlier date being the "Release Date").

In the Settlement Agreement, the lenders agreed, among other things, after satisfaction of the conditions set forth in the Settlement Agreement, to release the Partnership, the Owner Partnership and the General Partner and their respective Unitholders, partners, stockholders and directors on the Release Date from any claims the lenders may have against such parties with respect to the Settlement Agreement, the mortgage loans, the Mall, and the cash held by the Partnership, the Owner Partnership and the General Partner for periods prior to October 16, 1996 (other than $260,000, which was used for October 1996 expenses of the Mall), including the cash needed for the payment of the Partnership's previously declared distribution. Similarly, the Partnership, the Owner Partnership and the General Partner agreed to release the mortgage lenders on the Release Date from any claims they may have with respect to the Settlement Agreement, the mortgage loans, and the Mall.

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

The General Partner caused the TRO to be vacated, pursuant to the terms of the Settlement Agreement, on March 3, 1997 subsequent to the withdrawal of the lawsuit previously commenced by State Street. On March 17, 1997, the Partnership paid its previously declared distribution of $1.35 per Unit to Unitholders of record as of September 30, 1996. The Partnership is in the process of winding up its activities and liquidating in accordance with the terms of the Limited Partnership Agreement. Any remaining cash available for distribution, after provision for expenses, will be distributed to the partners at such time.

At March 31, 1997 the Partnership had cash and cash equivalents totaling $1,995,947, compared with $7,906,335 at December 31, 1996. The decrease is primarily a result of cash distributions to Unitholders and net cash used for operating activities.

Accounts payable and accrued expenses increased from $657,759 at December 31, 1996 to $1,185,348 at March 31, 1997 primarily due to an accrual for Maryland state nonresident withholding taxes on the distribution paid to Unitholders on March 17, 1997.

As a result of the Lenders obtaining title to the Mall on January 24, 1997, each of property held for disposition, zero coupon first mortgage note payable, second mortgage note payable and second mortgage note accrued interest payable decreased from its respective balance at December 31, 1996 to $0 at March 31, 1997.

Distribution payable decreased from $6,354,545 at December 31, 1996 to $63,545 at March 31, 1997 due to the March 17, 1997 payment to Limited Partners of their portion of the Partnership's previously declared cash distribution of $1.35 per Unit described above.

Results of Operations

For the three months ended March 31, 1997, the Partnership reported net income of $3,809,041 compared to a net loss of $33,142 during the same period in 1996. The change from net loss to net income is primarily due to the extraordinary gain recognized on the foreclosure of the Mall, which was ratified by the Court on January 24, 1997. Net cash flow used for operating activities totaled $53,044 for the three months ended March 31, 1997 compared to net cash flow provided by operating activities of $1,823,744 for the same period in 1996. The decrease reflects the absence of net cash flow from the Mall due to the receivership and foreclosure sale discussed above.

Due to the default on the mortgage loans on October 15, 1996 and transfer of control of the Mall to the Receiver, all revenue and expenses generated by the Mall subsequent to October 15, 1996 are shown on the Statement of Operations as "Loss from discontinued operations". Primarily as a result of this classification, the following income and expense categories decreased from the three month period ended March 31, 1996 in comparison to the same period in 1997: rental income; escalation income; miscellaneous income; property operating expenses; interest expense; depreciation and amortization; and real estate taxes.

Interest income decreased from $173,227 for the three months ended March 31, 1996 to $85,045 for the same period in 1997 reflecting lower cash balances maintained by the Partnership during the 1997 period.

General and administrative expenses for the three months ended March 31, 1997 were $56,712, compared to $49,000 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

Part II   Other Information

Items 1-5    Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

             (27) Financial Data Schedule

          (b) Reports on Form 8-K - On February 7, 1997, the Partnership filed a Form 8-K reporting the foreclosure sale of the Mall.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SHOPCO LAUREL CENTRE, L.P.

                        BY:  LAUREL CENTRE INC.
                             General Partner



Date: May 14, 1997      BY:  /s/ Paul L. Abbott
                                 Director, President, and
                                 Chief Executive Officer



Date: May 14, 1997      BY: /s/ Robert J. Hellman
                                Director, Vice President and
                                Chief Financial Officer